Form 10-K
period 1993-12-31
DIAMOND SHAMROCK INC
filed 1994-03-28
CIK 810316

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                              ___________________

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number
December 31, 1993                                      1-9409

                              ___________________


                             DIAMOND SHAMROCK, INC.
                 (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          74-2456753
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

  9830 Colonnade Boulevard
     San Antonio, Texas                                      78230
   (Address of Principal                                   (Zip Code)
     Executive Offices)

Registrant's Telephone Number, Including Area Code: (210) 641-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES X       NO_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994 was approximately $848,098,982.

     Shares of Common Stock outstanding at March 1, 1994 -- 28,994,837.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993, filed as Exhibits 13.1 and 13.2 hereto, are incorporated by reference into Parts I and II hereof. Portions of the registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

                                    PART I

Item 1.     Business.

     Diamond Shamrock, Inc. (the "Company") is the leading independent refiner and marketer of petroleum products in the southwestern United States. The Company operates two crude oil refineries located in Texas and is engaged in the wholesale marketing of refined petroleum products in an eight state area. The Company sells gasoline and convenience merchandise through Company-operated retail outlets concentrated in Texas, Colorado, New Mexico, and Louisiana, and distributes gasolines through independently owned Diamond Shamrock branded outlets in Texas and nearby states. The Company also stores and markets natural gas liquids, and manufactures and markets certain petrochemicals.

     The Company was incorporated in Delaware in February 1987 to hold all of the capital stock of Diamond Shamrock Refining and Marketing Company ("DSRMC"), a wholly owned subsidiary of Maxus Energy Corporation (formerly Diamond Shamrock Corporation) ("Maxus"). DSRMC had been operating all of Maxus' refining and marketing business since August 1983. The Company became a publicly owned corporation effective April 30, 1987 as a result of the distribution (the "Spin-Off") of its common stock, $.01 par value (the "Common Stock"), to the stockholders of Maxus. On February 1, 1990 the name of the Company was changed from Diamond Shamrock R&M, Inc. to Diamond Shamrock, Inc.

     On December 27, 1993 DSRMC transferred all of the assets associated with its two refineries to Diamond Shamrock Refining Company, L.P., a Delaware limited partnership, which is also a wholly owned subsidiary of the Company, and the two refineries are now operated by that entity.

     A description of the general development and conduct of the business of the Company is set forth below. Consolidated financial information for the Company for the year ended December 31, 1993 and for certain prior years, including Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and Selected Financial Data, is attached to this report as Exhibits 13.1 and 13.2, and all such information is incorporated into this report by reference. Information concerning outside sales and operating revenues and operating profit for the Company and each of its business segments for the three years ended December 31, 1993, together with information concerning the identifiable assets of the various business segments as of December 31, 1991, 1992, and 1993, is set forth in Note 4 contained in
Exhibit 13.2, which is incorporated herein by reference.

Refining

     The Company owns and operates two modern refineries strategically located near its key markets. The McKee Refinery, located near Amarillo, Texas, and the Three Rivers Refinery, located near San Antonio, Texas, have an aggregate refining capacity of approximately 195,000 barrels of crude oil per day (125,000 barrels at the McKee Refinery and 70,000 barrels at the Three Rivers Refinery). The Company operated its refineries at approximately 92% of capacity in 1993 and at levels in excess of 94% in each of the four years preceding 1993. Approximately 94% of the refinery outputs are high-value products, including gasoline, diesel, jet fuels, and liquified petroleum gases. The refineries also produce sulfur, sulfuric acid, ammonium thiosulfate, refinery grade propylene, fuel oil, asphalt, and carbon black oil.

     The Company believes that it is at or near the top of its peer group in productivity, capacity utilization, and operational cost efficiency. The Company continually strives to increase its refinery efficiency, control costs, retain its competitive edge, and meet changing market demands.

     In April 1990 the Company completed an upgrade of an existing 10,000 barrel per day reformer located at the McKee Refinery to a 25,000 barrel per day continuous catalyst regeneration unit. This unit has enabled the McKee Refinery to produce significantly more high octane gasolines.

     Construction of a 30,000 barrel per day diesel desulfurization unit at the McKee Refinery was completed in August 1993. This unit enables the refinery to produce diesel fuel that meets the new federally mandated sulfur specifications which went into effect on October 1, 1993.

     The completion of certain debottlenecking projects at the McKee Refinery during 1993 increased its refining capacity to approximately 125,000 barrels per day.

     At the Three Rivers Refinery, construction was completed during 1993 on a 25,000 barrel per day hydrocracker, the expansion of a 10,000 barrel per day continuous regeneration reformer which was installed in 1991, and the expansion of a crude distillation unit which was installed in 1990. The Company also installed a new naptha hydrotreater, light ends unit, and quality-control lab in 1993. The completion of these projects enabled the Three Rivers Refinery to meet federally mandated diesel desulfurization requirements, expand crude oil throughput capacity to 70,000 barrels per day, provide additional octane producing capacity, increase gasoline production at the refinery by approximately 50%, and increase diesel production capacity by approximately 25%.

     The Company owns a natural gas processing facility located at the McKee Refinery which ceased operating in early 1993. The facility had been operated under an agreement with Maxus entered into in connection with the Spin-Off. Maxus terminated the gas processing agreement as of January 1993 and operation of the facility was phased out. In 1992 this facility had a throughput of approximately 172 million cubic feet of natural gas per day, and recovered approximately 16,100 barrels per day of natural gas liquids. The Company has no present plans to operate the gas processing plant.

Supply and Distribution

     Because of the volatility of crude oil prices over recent years, the flexibility to supply the Company's refineries from a variety of sources is an essential part of being competitive. The Company's network of 2,112 miles of crude oil pipelines gives the Company the ability to acquire crude oil directly from producing leases, major domestic oil trading centers, or Gulf Coast ports, and to transport crude oil to the refineries at a competitive cost.

     The McKee Refinery has access to crude oil from the Texas Panhandle, Oklahoma, southwestern Kansas, and eastern Colorado through approximately 2,023 miles of crude oil pipeline owned or leased (in whole or in part) by the Company. This refinery is also connected by common carrier pipelines to the major crude oil centers of Cushing, Oklahoma and Midland, Texas.

     In September 1992 the Company completed a 270 mile crude oil pipeline from Wichita Falls, Texas to the McKee Refinery. This pipeline has an initial capacity of 50,000 barrels per day, and it delivered crude oil to the McKee Refinery at the rate of approximately 40,000 barrels per day during 1993. At Wichita Falls the pipeline has access to two major pipelines which transport crude oil from the Texas Gulf Coast into the Mid-Continent region, and to a third pipeline which transports crude oil from major West Texas oil fields.

     The Three Rivers Refinery has access to crude oil production in South Texas, to West Texas Intermediate crude oil by common carrier pipeline, and to foreign crude oil from the Texas Gulf Coast near Corpus Christi through 89 miles of Company-owned crude oil pipelines connected to third party pipelines and terminals.

     Although both of its refineries primarily run "sweet" (low-sulfur content) crude, the Company has constructed "sour" (high-sulfur content) crude oil tanks at the McKee Refinery, and at the Dixon pump station southeast of the McKee Refinery so that, when economics dictate, a small percentage of sour crude oil can be blended with sweet crude oil for processing.

     The crude oil requirements of the McKee Refinery are currently satisfied by purchases of domestic crude oil under short-term contracts. With completion of the Wichita Falls to McKee pipeline, this refinery now also has cost-effective access to foreign crude oil. In 1993 the crude oil requirements of the Three Rivers Refinery were supplied by foreign crude oil and by domestic crude oil under short-term contracts. Over 90% of the crude oil processed by the Three Rivers Refinery in 1993 was foreign crude oil, mostly from the North Sea. While the Company has no crude oil reserves and its operations could be adversely affected by fluctuations in availability of crude oil and other supplies, the Company believes that current domestic and foreign sources of crude oil will be sufficient to meet the Company's requirements for the foreseeable future.

     In January 1994 the Company received a notice terminating the lease arrangement under which the Company currently has use of Fina's terminaling and storage facilities at Harbor Island, near Corpus Christi, Texas. That termination will become effective in January 1995. The Harbor Island facility is one of two crude oil terminaling and storage facilities through which the Company receives shipments of foreign crude oil for its Three Rivers Refinery. The Company is currently in the process of negotiating arrangements to either continue use of the Harbor Island facility or to secure the use of substitute facilities. The Company does not currently anticipate that the termination will have a material effect on its access to crude oil supplies for the Three Rivers Refinery.

     The Company's refined products are distributed primarily through the Company's approximately 2,460 miles of refined products pipelines and its 15 terminals. The Company's refined products terminal near Dallas, the Southlake Terminal, also receives products from the Explorer Pipeline, a major common carrier of refined products from the Houston area. In late 1989 the Company completed a project to expand its Southlake products pipeline by 15% to 32,500 net barrels per day. In April 1990 the Company completed an expansion project for its Amarillo-Tucumcari-Albuquerque products pipeline. Pipeline capacity to Tucumcari was increased by over 50% to 8,963 net barrels per day, and pipeline capacity to Albuquerque was increased to 8,055 net barrels per day. On December 31, 1993, the Company completed the purchase of one-half of the total interest of Texaco Pipeline Inc. (which was approximately one-third) in the Amarillo-Tucumcari-Albuquerque products pipeline. The Company is currently in the process of again expanding the Amarillo-Tucumcari-Albuquerque products pipeline, to increase capacity by an additional 2,000 barrels per day, with completion anticipated in the second quarter of 1994.

     In January 1991 the Company completed the construction of turbine fuel loading and measurement facilities at its Southlake Terminal. This facility enables the Company to transport turbine fuel produced at its McKee Refinery to the terminal, then by truck to Love Field in Dallas. The project also included a five mile pipeline connecting the new Southlake Terminal facilities directly to turbine fuel facilities servicing airlines at the Dallas-Fort Worth International Airport.

     In October 1992 the Company commenced operation of its newly constructed refined products terminal near Laredo, Texas. The project included construction of a 100 mile refined products pipeline connecting the terminal to the Three Rivers Refinery. The new terminal enables the Company to deliver approximately 15,000 barrels per day of refined products to southwest Texas and adjacent market areas in Mexico.

     In the second quarter of 1993 the Company commenced construction of a refined products pipeline from the McKee Refinery to the Colorado Springs, Colorado area. The project includes a 10-inch pipeline covering approximately 254 miles, and a terminal facility near Colorado Springs. The pipeline will have an initial capacity of 32,000 barrels per day. Completion is anticipated during the first quarter of 1994.

     In August 1993 the Company connected its product pipeline running from the McKee Refinery to the Southlake Terminal to those of another gasoline refiner and marketer at Wichita Falls, Texas and at Southlake, Texas. The new connections will enable the Company to deliver an additional 2,500 barrels of gasoline per day from the McKee Refinery to Wichita Falls as part of a product exchange arrangement, and to deliver an additional 4,000 to 8,000 barrels of gasoline per day from the McKee Refinery to the Southlake Terminal for sale at a specified margin above the spot market price.

     In December 1993 the Company announced a plan to construct a 400-mile, 10-inch pipeline from the McKee Refinery to El Paso, Texas, which will have an initial capacity of 32,000 barrels per day of refined products. The Company will also construct a new terminal at El Paso, with total associated storage capacity of 500,000 barrels. The new pipeline will give the Company the capability of delivering refined products from the McKee Refinery to the El Paso market and also give it the capability to deliver refined products to markets in Phoenix and Tucson, Arizona through a common carrier pipeline originating in El Paso. Completion of the new pipeline is anticipated by the end of the second quarter of 1995.

     The Company has historically entered into product exchange and purchase agreements with unaffiliated companies. Exchange agreements provide for the delivery to unaffiliated companies of refined products at the Company's terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Such arrangements enable the Company to broaden its geographical distribution capabilities and supply markets not connected to its refined products pipeline system. Most of the Company's exchanges and purchase arrangements are long-standing arrangements, but generally can be terminated on 30 to 90 days notice. Some agreements have terms as long as five years. Products are currently received on exchange or by purchase through 49 terminals and distribution points throughout the Company's principal marketing areas.

Marketing

     The Company has a strong brand identification in much of its eight-state marketing area. The volume of gasoline the Company sells through its network of 776 Company-operated retail outlets is equal to approximately 47% of the gasoline the Company produces at its refineries. The volume of gasoline the Company sells to independent branded and unbranded jobbers, commercial, and end user accounts, and other marketers exceeds the remainder of the gasoline production at the Company's refineries. To the extent the Company's requirements exceed the production at its refineries, the balance is made up through spot market purchases of gasoline from other refiners.

     Total motor fuel outlets at the dates indicated below were as follows:

                                                  December 31,
                                          1993       1992       1991

          Company Owned and Operated       504        518        529

          Company Leased and Operated      272        243        234

          Total Company Operated           776        761        763

          Jobber Operated                1,194      1,163      1,155

          Total Motor Fuel Outlets       1,970      1,924      1,918

     As of December 31, 1993, Company-operated retail outlets were located in Texas (622), Colorado (98), Louisiana (37), and New Mexico (19). Most of the Company's outlets are modern, attractive, high-volume gasoline/convenience stores which sell, in addition to motor fuels, a variety of products such as groceries, health and beauty aids, fast foods, and beverages.

     The Company plans to open between 25 and 30 new retail outlets during 1994.

     The Company opened nine newly constructed retail outlets in 1993. In 1993 the Company also purchased 14 retail outlets in Albuquerque, New Mexico, and five retail outlets in El Paso, Texas, all of which were branded "Vickers", from Total Petroleum. These outlets have been reidentified under the Diamond Shamrock brand.

     In 1992 the Company opened 12 newly constructed retail outlets. In 1991 the Company opened 22 newly constructed retail outlets and acquired an additional 89, including 24 stores in El Paso, Texas from National Convenience Stores, and 64 stores in the Dallas to San Antonio corridor from Strasburger Enterprises. During 1990 and 1989 the Company constructed 48 and 44 new retail units, respectively, and completely rebuilt a total of six outlets.

     The Company has an on-going program to modernize and upgrade the retail outlets it operates. These efforts are designed to improve appearances and create a uniform look easily recognizable by customers. Exterior improvements generally include the installation of new price signs, lighting, and canopies over the gasoline pumping areas. The program also includes the installation of computer-controlled pumping equipment and the renovation of interiors.

     The Company is continuing its program of closing and selling retail outlets which have marginal profitability or which are situated outside its principal marketing areas. During 1993 the Company closed 11 such outlets.

     As of December 31, 1993 127 independent jobbers supplied 1,194 "Diamond Shamrock" branded retail outlets located in eight states. The Company enjoys long-term relationships with many of its jobbers. Representatives from 20 jobbers make up a Jobber Council that meets on a regular basis with the Company's management to communicate concerns, and to learn about opportunities and developments in the Company's marketing program.

     During the past five years the Company has made a number of significant improvements to its jobber assistance programs in an on-going effort to improve the quality of the "Diamond Shamrock" brand image. Under one program the Company sets aside an amount for each gallon of Diamond Shamrock branded motor fuels sold by the jobber, which the jobber may then use to help offset expenses for advertising, image improvements, and upgrading of equipment. In 1988 the Company doubled the amount of this per-gallon set aside, and in 1991 increased the amount again by 62.5%. Under another program, the jobber building incentive program, the Company offers financial incentives which may total in excess of $100,000 per site to encourage jobbers to build, refurbish, or rebuild outlets according to Diamond Shamrock plans and guidelines. In early 1993 the Company also implemented a program pursuant to which the Company assists jobbers in securing loans to construct units that meet Diamond Shamrock's plans and image requirements.

     In July 1993 the Company formed a joint venture for the purpose of franchising the Company's "Corner Store" branded convenience stores in Mexico. The stores are operated in conjunction with Pemex gasoline outlets under the name "Corner Store", and are patterned after the Company's retail outlets in the United States. The Company anticipates that seven such stores will be open and operating under the franchise arrangement by the end of the first quarter of 1994.

     The Company sells three grades of high-quality unleaded gasoline products, including mid and high octane grades, all of which contain a detergent package with a polymer additive. This additive package meets all the standard tests generally accepted by researchers and automobile manufacturers for today's more sophisticated engine technology.

     The Company's competitive position is supported by its own credit card program, with approximately 509,000 active accounts. The Company offers a no fee credit card, and a prestige card marketed as the Diamond Shamrock Club Card which, for an annual fee, offers a debit function that earns an annual credit and certain other features. A credit card program designed especially for use by the operators of fleets of vehicles is also marketed by the Company. Over 61,000 vehicles are now in the program, and during 1993 gasoline sales (including sales by Diamond Shamrock branded jobbers) under the program averaged approximately 4.2 million gallons per month.

     The Company currently utilizes electronic point of sales credit card processing ("P.O.S.") at all of its Company-operated stores, and since early 1990 all of its independent branded jobber outlets have also used the P.O.S. system. P.O.S. reduces transaction time at the retail outlet and lowers the Company's credit card program costs by reducing float, eliminating postage and insurance costs, and reducing bad debts.

     The Company is in the process of installing a computer based, intelligent retail information system ("IRIS") at Company-operated stores. IRIS incorporates an enhanced P.O.S. system and will automate inventory control, pricing, and sales tracking. IRIS interfaces with the Company's continuous underground storage tank monitoring system now being installed. The Company is also installing pump-mounted credit card readers which will interface with IRIS at certain high-volume locations. At December 31, 1993 500 Company-operated stores had been equipped with the IRIS system. The IRIS system is projected to be in place at all Company-operated stores by the end of 1994 and is expected to increase customer convenience and merchandise sales volumes.

     In connection with its credit card program, the Company developed a computer software system (the Retail Account Management System ("RAMS")) which it uses to process credit card transactions and to manage credit card accounts. In June 1989 the Company formed a new subsidiary, D-S Systems, Inc., to license the RAMS software to other proprietary credit card issuers, to process credit card transactions for such issuers, and provide such issuers with certain related services.

     The "Corner Store" concept for the retail outlets that began in 1987 is intended to provide the customer with a message of convenience and friendly customer service. The Company also uses "Corner Store" to identify its newly expanded merchandise line. Customers now find a greater variety of merchandise and consistency of appearance from outlet to outlet.

     The Company actively uses radio, television, newspaper, and billboard advertising to promote the Company and its products. These promotional efforts are facilitated by the concentration of a substantial portion of the Company's outlets in the Texas metropolitan areas of Austin, Corpus Christi, Dallas, El Paso, Fort Worth, Houston, and San Antonio, and in Denver and Colorado Springs, Colorado. The Company considers the "Diamond Shamrock" brand name and logo to be of significant importance to its business.

     In addition to gasoline, the Company also markets an average of 43,774 barrels per day of diesel fuel to branded and non-branded customers, railroads, and large fleet accounts. Asphalt produced at the McKee Refinery is sold to local contractors, primarily to the roofing industry and for road construction. The Company also sells an average of 20,437 barrels per day of high quality jet fuel to commercial airlines and the United States military.

Allied Businesses

     In addition to its core refining and marketing businesses, the Company is
engaged in several related businesses.   In 1988 the Company established its
Development and New Ventures group to develop these related businesses, and to explore opportunities for entry into additional fields where the Company has technical, operating, or management expertise. The more significant of these businesses and new ventures are described below.

     The Company owns and operates large underground natural gas liquids and petrochemical storage and distribution facilities located on the Mont Belvieu salt dome, northeast of Houston. The Company's original facility provided approximately 37 million barrels of storage capacity in 14 wells. In September 1989 the Company acquired a similar facility, XRAL Storage, and Terminaling Company, which added 11 new underground storage wells and approximately 23 million barrels of additional storage capacity to the Company's existing facilities. The total permitted storage capacity of the facilities is currently approximately 76 million barrels. The two facilities are interconnected by pipeline and are utilized for storing and distributing ethane, ethane/propane mix, propane, butane, and isobutane, as well as refinery, chemical, and polymer-grade propylene. The Mont Belvieu facilities receive products from the McKee Refinery through the Skelly-Belvieu pipeline (in which the Company owns a 50% interest), as well as through major pipelines coming from the Mid-Continent region, West Texas, and New Mexico. In 1993 an average of approximately 529,237 barrels per day of natural gas liquids and petrochemicals moved through the facilities, and was distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes on the Texas and Louisiana Gulf Coasts, earning various storage and distribution fees for the Company.

     In June 1990 the Company completed a propane/propylene splitter plant located at the Company's Mont Belvieu hydrocarbon storage facility. A subsidiary of American PetroFina Inc. ("Fina") has a one-third interest in the plant. The plant is operated by the Company. Each of the Company and Fina pays its proportionate share of the costs and receive in kind its proportionate share of the products produced at the plant.

     When first completed the splitter was capable of producing 600 million pounds of polymer-grade propylene per year. Capacity has since been increased to 720 million pounds per year. Polymer-grade propylene is a feedstock used in the manufacture of plastics. This plant utilizes refinery-grade propylene produced by the Company's refineries and additional refinery-grade propylene purchased from other refiners for feedstock. The Company's storage facilities at Mont Belvieu are used to store both feedstock for the plant and polymer-grade propylene after it is produced. The product is distributed by pipeline to purchasers in the Houston ship channel area and for export. In 1993 the Company's share of production from the splitter totaled approximately 370 million pounds of polymer-grade propylene, and the Company was successful in marketing product in excess of that amount.

     In December 1991 the Company entered into a joint venture to construct a petrochemical export terminal located on the Houston Ship Channel. The terminal was completed and commenced operation in August 1992. The terminal is connected by pipeline to the Company's propane/propylene splitter plant and petrochemical storage facilities at Mont Belvieu. The terminal provides the Company with access to international petrochemical markets.

     In late 1990 the Company repurchased an ammonia production facility located at the McKee Refinery, which had been sold by a predecessor of the Company in the late 1970's. In March 1991 the Company commenced operation of one of the two production units at the plant. In December 1991 the second unit commenced operation. During 1993 the plant produced approximately 359 tons per day of anhydrous ammonia which is marketed by the Company as a fertilizer.

     In September 1991 the Company and Sol Petroleo, S.A. ("Sol"), an Argentine company headquartered in Buenos Aires, jointly acquired the oil and gas exploration and production interests of Occidental Petroleum in the Republic of Bolivia. The operation includes a 100% interest in the Porvenir Field in southeastern Bolivia which has daily sales of approximately 50 million cubic feet of gas and a 50% interest in the Madre de Dios concession in northern Bolivia. This operation is conducted by a staff located in Santa Cruz, Bolivia. In 1992 the Company exchanged a portion of its Bolivian interests for a minority interest in Sol, which owns a small solvents refinery located in Buenos Aires and markets gasoline under the "Sol" brand. The venture presently includes twenty branded retail outlets, eight operated by the venture and twelve operated by jobbers.

     In late 1988 the Company formed a subsidiary to provide environmental testing services, primarily relating to underground petroleum product storage tanks. This subsidiary also designs and installs waste treatment systems and provides environmental services, including cleanup and disposal of industrial waste, tank cleaning, monitoring, site surveying, and record keeping.

     In August 1989 the Company acquired the assets of an existing telephone services company to form a new subsidiary, North American InTeleCom, Inc. ("NAI"), to provide private pay telephone services and telephone services for correctional facilities. At the end of 1993 NAI operated inmate telephone systems in 63 correctional facilities capable of housing some 40,000 inmates and owned or managed approximately 6,900 private pay telephones.

     NAI is currently testing a software system for use by correctional facilities, which will monitor inmates' physical movements, inventories of supplies, and perform certain accounting functions with respect to telephone and commissary charges, trustee fund accounts, and various other inmate-related matters.

     On March 27, 1992 the Company completed a sale of its wholly-owned subsidiary, Industrial Lubricants Co. ("Industrial Lubricants"), to Specialty Oil Company of Shreveport, Louisiana. Industrial Lubricants blends and packages motor oils and other lubricant products. It is also a distributor of a number of major brand motor oils and automotive products.

Competitive Considerations

     The Company's two refineries and refined products pipelines and terminals network are strategically located to service its markets in the states in which the Diamond Shamrock brand is strongly represented. The Company consistently sells more refined products than its refineries produce, purchasing its additional requirements in the spot market. This strategy has enabled the Company to operate its refineries at high rates while allowing for incremental refinery capacity expansions to be quickly utilized upon completion.

     Quality products and a strong brand identification have positioned the Company as the third largest marketer of motor fuels in Texas, with a market share of over 10%, and have led to a growing wholesale and retail market presence for the Company in Colorado (particularly the Denver and Colorado Springs areas), Louisiana, and New Mexico.

     The Company expects to continue to experience intense competition in all areas of its retail marketing business from major integrated oil and gas companies, and other independent refining and marketing concerns, as well as from national and regional convenience store chains that sell motor fuels. The Company believes that its products compare favorably as to price and quality with the products sold by its competitors.

     The refining and marketing business has historically been volatile and highly competitive. A refiner's earnings are largely dependent upon its refining margin -- the difference between crude oil and other feedstock costs, and the prices it receives for refined products. In recent years crude oil costs have fluctuated substantially, as have prices of refined products. The industry also tends to be seasonal in that refining margins often begin to increase in the second quarter and decrease in the third quarter of the year, reflecting increased demand for gasoline and other refined products during the summer driving season.

     Many of the Company's competitors are large multi-national oil companies which, because of their diverse operations, may be better able to withstand volatile industry conditions.

Regulatory Matters

     Federal, state, and local laws and regulations establishing various health and environmental quality standards affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act of 1955, as amended ("CAA"), including substantial amendments adopted in 1990 (the "Clean Air Act Amendments"), the Clean Water Act of 1977, as amended ("CWA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration ("OSHA").

     The CAA requires the Company to meet certain air emission standards. The CWA requires the Company to obtain and comply with the terms of water discharge permits. The RCRA empowers the Environmental Protection Agency ("EPA") to regulate the treatment and disposal of industrial wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. The Superfund Amendments and Reauthorization Act of 1986 ("SARA") is an extension of the CERCLA cleanup program. Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. The OSHA rules and regulations call for the protection of workers, and provide for a worker's right to know about the hazards of chemicals used or produced at the Company's facilities.

     Regulations issued by the EPA in 1988 with respect to underground storage tanks require the Company, over a period of time of up to ten years, to install, where not already in place, spill prevention manholes, tank overfill protection devices, leak detection devices, and corrosion protection on all underground tanks and piping at retail gasoline outlets. The regulations also require periodic tightness testing of underground tanks and piping. Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks.

     State and local regulations in parts of Texas, New Mexico, and Colorado require that only motor fuels containing higher than the normal levels of oxygen may be marketed in winter months. Such fuels are intended to reduce the amount of carbon monoxide in automobile emissions. The Clean Air Act Amendments required that beginning in November 1992 only oxygenated gasoline having a minimum oxygen content of 2.7% could be marketed in these areas. The level of oxygen in motor fuels is normally raised by the addition of methyl tertiary butyl ether ("MTBE"), ethanol, or tertiary amyl methyl ether ("TAME"). The Company produces some MTBE at its McKee Refinery and purchases the remainder of such blending components. If other areas currently not identified as severe carbon monoxide or ozone nonattainment areas elect to require the use of oxygenates or reformulated gasoline, the Company may be required to purchase additional blending components. To the extent that the Company is unable to pass along such compliance costs by raising motor fuel prices, the Company's profitability will be adversely affected.

     In March 1989 the EPA issued Phase I of regulations under authority of the CAA requiring a reduction for the summer months in 1989 in the volatility of gasoline ("RVP") (the measure of the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster). In June 1990 Phase II of these regulations were issued by the EPA which required further reductions in RVP beginning in May 1992. The Clean Air Act Amendments also established nationwide RVP standards which went into effect as of May 1992, but did not exceed the EPA's Phase II standards. Such regulations required reductions in RVP for gasolines produced at the McKee Refinery for distribution in the Denver and Dallas-Fort Worth markets, beginning May 1, 1992.

     The Clean Air Act Amendments will impact the Company in the following areas: (i) starting in 1995, a "reformulated" gasoline (which would include content standards for oxygen, benzenes, and aromatics) is mandated in the nine worst ozone polluting cities, including Houston, Texas, and other cities may opt into the program, including Dallas and El Paso, Texas; (ii) "Stage II" hose and nozzle controls on gas pumps to capture fuel vapors in nonattainment areas, including Beaumont, Dallas, El Paso, Fort Worth and Houston, Texas; and (iii) more stringent refinery and petrochemical permitting requirements.

     In addition EPA regulations required that after October 1, 1993 the sulfur contained in on-highway diesel fuel produced in the United States must be reduced. Construction of a desulfurization unit at the McKee Refinery and a hydrocracker unit at the Three Rivers Refinery enabled the Company to produce diesel fuel in compliance with such regulations.

     It is expected that rules and regulations implementing the Clean Air Act Amendments and other federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company.
The Company cannot predict what health or environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment. Much of the capital spent by the Company for environmental compliance is integrally related to projects that increase refinery capacity or improve product mix, and the Company does not specifically identify capital expenditures related to such projects on the basis of environmental as opposed to economic purpose. However, with respect to capital expenditures budgeted primarily to produce federally-mandated fuels to comply with regulations related to air and water toxic emission levels and for remediation and compliance costs related to underground storage tanks, it is estimated that approximately $21.4 million was spent in 1993, $9.6 million in 1992 and $7.5 million in 1991. For 1994 the Company has budgeted approximately $10.0 million primarily related to environmental capital expenditures for the retail segment to comply with Stage II Vapor recovery requirements and underground storage tank regulations.

     The Company has in effect policies, practices, and procedures in the areas of pollution control, product safety, and occupational health, the production, handling, storage, use, and transportation of refined petroleum products, and the storage, use, and disposal of hazardous materials to prevent an unreasonable risk of material environmental or other damage, and the material financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the businesses of the Company, as it is with other companies engaged in similar businesses.

Employees

     The Company employs approximately 6,300 people, about 600 of which are part-time employees. Approximately 315 hourly paid workers at the McKee Refinery are affiliated with the Oil, Chemical, and Atomic Workers International Union, AFL-CIO, with which the Company has a contract extending to April 1996. The Company considers its relationship with its employees to be good and has not experienced any organized work stoppage in over 30 years.

Certain Transactions with Maxus

     In connection with the Spin-Off in 1987, Maxus and the Company entered into an agreement (the "Distribution Agreement") which, among other things, provides that as between the Company and Maxus, the Company will be responsible for liabilities and other obligations relating principally to the Company's business and Maxus will be responsible for all other liabilities relating principally to Maxus' continuing and former businesses, subject to certain cost-sharing arrangements described below.

     The Distribution Agreement provides for the sharing by Maxus and the Company of certain liabilities (other than product liability) relating to businesses discontinued or disposed of by Maxus prior to April 30, 1987. In substance, the cost of such liabilities will be borne one-third by the Company and two-thirds by Maxus until the Company's aggregate reimbursement share equals $85.0 million, and thereafter solely by Maxus.

     Payments with respect to the obligations to be shared pursuant to the Distribution Agreement are initially made by Maxus, and the Company is obligated to reimburse Maxus for the Company's share of such payments after receipt of Maxus' invoice accompanied by appropriate supporting data. In the fourth quarter of 1989 the Company recorded a non-cash charge as an extraordinary item in the amount of $32.0 million, after taxes, to establish a reserve for such obligations under the Distribution Agreement.

     During June 1993 the Emerging Issues Task Force ("ETIF") of the Financial Accounting Standards Board ("FASB") released the minutes of its May 20, 1993 meeting during which the ETIF announced a consensus with regard to certain issues of "Accounting for Environmental Liabilities" (Issue 93-5). The consensus effectively changes the criteria for determining when a liability may be recorded on a discounted method. Consequently, the Company changed the accounting method for recording the liability to reflect the entire unpaid amount rather than the discounted amount of the liability (See Note 3 to the Consolidated Financial Statements contained in Exhibit 13.1 to this report). Although some expenditures are still subject to audit, the Company has reimbursed Maxus for a total of $53.4 million as of December 31, 1993, including $11.3 million paid during 1993.

     Pursuant to the Distribution Agreement, the Company will also reimburse Maxus for one-third of all payments made by Maxus after April 30, 1987 for providing certain medical and life insurance benefits with respect to persons who retired on or before the effective date of the Spin-Off. (See Note 6 to the Consolidated Financial Statements contained in Exhibit 13.1 to this report.)
The actuarial cost of these expected payments under the Distribution Agreement has been recognized by the Company. (See Note 3 to the Consolidated Financial Statements contained in Exhibit 13.1 to this report.)

Item 2.  Properties.

     The principal plants and properties used by the Company in its Refining and Wholesale segment are the McKee Refinery, the Three Rivers Refinery, the Company's crude oil and refined products pipelines, and products terminals. For a description of the foregoing, see "Refining", and "Supply and Distribution" in
Item 1 above.   The refineries are owned by the Company in fee.  Of the
Company's 2,112 miles of crude oil pipelines, 2,069 miles are owned in fee and 43 miles are leased under a long-term lease agreement expiring in 1999 which may be extended for up to 30 years. Of the Company's 2,460 miles of refined products pipelines, 364 miles are under a long term lease, and 2,096 miles are owned in fee. 614 miles of the Company's owned crude oil pipelines and 527 miles of its owned refined products pipelines are owned jointly with one or more other companies. The Company's interests in such pipelines are between 33% and 50%. Of the Company's 15 products terminals, 14 are owned in fee and one is leased under an agreement expiring in 1999 which may be renewed for 30 years. All of the terminals are 100% owned or leased by the Company except for one terminal which is owned 60% by the Company.

     The principal properties used in the Company's Retail segment are 776 Company-operated retail outlets, 504 of which are owned in fee and 272 of which are leased. Of the leased outlets, 166 are currently leased to the Company pursuant to a lease facility entered into in 1992 (which replaced a lease facility with an affiliate of a major securities and money market firm). Financing for the lease facility was expanded by an additional $25 million in April 1993. The facility has an initial five year term which expires in 1997. After the initial five year term the Company may purchase the properties or renew the lease with the lessor's consent for an additional five year term or arrange for a sale of the outlets. (See Note 15 to the Consolidated Financial Statements contained in Exhibit 13.2 to this report.) For a description of the Company-operated retail outlets, see "Marketing" in Item 1 above.

     The principal plants and properties used in the Company's Allied Businesses segment are the hydrocarbon storage facility at Mont Belvieu, which the Company owns, and the jointly-owned propane/propylene splitter at Mont Belvieu. See Allied Businesses in Item 1 above.

Item 3.  Legal Proceedings.

     In January 1994 a settlement was reached in a contemplated action by the District Attorney of Santa Clara County, California, against Autotronic Systems, Inc. for failure to expeditiously remediate groundwater contaminated by hydrocarbons at a former gasoline station site. Autotronic Systems, Inc. is a wholly-owned subsidiary of the Company. Autotronic Systems, Inc. agreed to pay a $100,000.00 fine of which $95,000.00 was abated against Autotronic Systems, Inc.'s future remediation expenses at the site. Settlement documents reflecting the fine's abatement and Autotronic Systems, Inc.'s agreement to remediate the site are currently being negotiated.

     The Company is a party to a number of lawsuits which are ordinary routine litigation incidental to the Company's businesses, the outcomes of which are not expected to have a material adverse effect on the Company's operations or financial position. The Company is engaged in a number of environmental cleanup projects, mostly relating to retail gasoline outlets. While such cleanup projects are typically conducted under the supervision of a governmental authority, they do not involve proceedings seeking monetary sanctions from the Company and are not expected to be material to the Company's operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The principal United States market on which the Common Stock is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock for each full quarterly period during 1992 and 1993 as reported on the New York Stock Exchange Composite Tape, together with the amount of cash dividends paid per share of the Common Stock by calendar quarter, are contained in Exhibit
13.2 to this report, which information is incorporated herein by reference.

     The approximate number of record holders of the Common Stock at March 1, 1994 was 21,241.

Item 6.  Selected Financial Data.

     The information required by this item appears in Exhibit 13.2 to this report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The information required by this item appears in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information required by this item appears in Exhibit 13.2 to this report, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Inapplicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the identity and business experience of the directors of the Company appears under the heading "Election of Directors" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement"), which information is incorporated herein by reference.

     The following information concerning the executive officers of the Company is as of March 1, 1994.

Roger R. Hemminghaus, 57, is Chairman of the Board and President of the Company, and has served as the chief executive officer of the Company since April 1987.

Robert C. Becker, 52, has served as Vice President and Treasurer of the Company since April 1987.

Timothy J. Fretthold, 44, is Senior Vice President/Group Executive and General Counsel of the Company. He served as a Group Vice President, and General Counsel of the Company from April 1987 to June 1989.

Gary E. Johnson, 58, has served as Vice President and Controller of the Company since April 1987.

William R. Klesse, 47, is Senior Vice President/Group Executive of the Company. He served as Group Vice President - Development and New Ventures of the Company from May 1988 to June 1989. Mr. Klesse served as Group Vice President -Planning and Public Affairs of the Company from April 1987 through May 1988.

J. Robert Mehall, 51, is Senior Vice President/Group Executive of the Company. He served as Group Vice President - Supply of the Company from April 1987 to June 1989.

A. W. O'Donnell, 61, is Senior Vice President/Group Executive of the Company. He served as Group Vice President - Marketing of the Company from April 1987 to June 1989.

J. E. Prater, 55, is Senior Vice President/Group Executive of the Company. He served as Group Vice President - Refining of the Company from April 1987 to June 1989.

     Officers are elected annually by the Board of Directors and may be removed at any time by the Board. There are no family relationships among the executive officers listed or the directors of the Company, and there are no arrangements or understandings pursuant to which any of the officers or directors were elected as such.

     Information concerning compliance by the directors and executive officers of the Company with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by this item appears under the heading "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item appears under the heading "Beneficial Ownership of Securities" in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item with respect to directors appears under the heading "The Board of Directors and Its Committees - Certain Business Relationships" in the Proxy Statement, which information is incorporated herein by reference.

     The information required by this item with respect to executive officers appears under the heading "Compensation of Executive Officers - Retirement and Other Compensation - Employee Stock Purchase Loan Program" in the Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)     Documents filed as part of this report:

             (1)     Financial Statements

                     The following financial statements are attached hereto as
                     Exhibit 13.2, and are incorporated herein by reference:

                          Consolidated Statement of Operations for the three years ended December 31, 1993

                          Consolidated Balance Sheet - December 31, 1993 and
                          1992

                          Consolidated Statement of Cash Flows for the three years ended December 31, 1993

                          Notes to Consolidated Financial Statements

                          Supplementary Financial Information

                     The Report of Independent Accountants relating to such financial statements is attached hereto as Exhibit 13.3, and is incorporated herein by reference.

                     Condensed parent company financial information has been omitted, since the amount of restricted net assets of consolidated subsidiaries does not exceed 25% of total consolidated net assets. Also, footnote disclosure regarding restrictions on the ability of both consolidated and unconsolidated subsidiaries to transfer funds to the parent company has been omitted since the amount of such restrictions does not exceed 25% of total consolidated net assets.

             (2)     Financial Statement Schedules.

                     The following report of independent accountants and financial statement schedules are also a part of this report:

                           Report of Independent Accountants on Financial Statement Schedules

                           Schedule V  - Consolidated Properties and Equipment

                           Schedule VI - Consolidated Accumulated Depreciation

                     All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.

             (3)     Exhibits.

Exhibit       Filing
  No.         Reference              Description of Document

 3.1            *          Certificate of Incorporation of the Company
                           (Exhibit 3.1 to the Company's Form 10 Registration
                            Statement No. 1-9409 (the "Form 10")).

 3.2            *          Form of Certificates of Designations of Series A
                           Junior Participating Preferred Stock (Exhibit 3 to the Company's Form 8-A Registration Statement dated
                           March 6, 1990, filed under Commission File No.
                           1-9409 (the "Form 8-A for Preferred Stock Purchase
                           Rights")).

 3.3            *          Form of Certificate of Designations establishing 5%
                           Cumulative Convertible Preferred Stock (filed as
                           Exhibit 4.7 to the Company's Form S-3 Registration
                           Statement dated August 6, 1993, under Commission file 33-67166, and incorporated herein by reference).

 3.4            *          By-Laws of the Company (Exhibit 3.2 to the Form 10.

 4.1            *          Certificate of Incorporation of the Company
                           (Exhibit 3.1 to the Form 10).

 4.2            *          By-Laws of the Company (Exhibit 3.2 to the Form
                           10).

 4.3            *          Form of Common Stock Certificate (Exhibit 4.3
                           to the Form 10).

 4.4            *          Form of Indenture between the Company and The
                           First National Bank of Chicago (Exhibit 4.1 to the
                           Company's Form S-1 Registration Statement No.
                           33-32024 (the "Form S-1 for Medium-Term Notes")).

 4.5            *          Form of Right Certificate (Exhibit 1 to the
                           Form 8-A for Preferred Stock Purchase Rights).

 4.6            *          Rights Agreement between the Company and
                           Ameritrust Company National Association (Exhibit 2 to the Form 8-A for Preferred Stock Purchase
                           Rights).

 4.7            *          Form of 9-3/8% Note Due March 1, 2001 (Exhibit 4.1
                           to Form 8-K dated February 20, 1991, filed with the Commission on February 22, 1991).

 4.8            *          Forms of Medium-Term Notes (Exhibit 4.2 to the
                           Company's Form S-3 Registration Statement No.
                           33-588744).

 4.9            *          Form of 8% Debenture due April 1, 2023 (Exhibit 4.1
                           to Form 8-K dated March 22, 1993, filed with the Commission on March 25, 1993).

 4.10           *          401(k) Retirement Savings Plan creating certain
                           "participation interests" (Exhibit 4.1 to Form S-8
                           Registration Statement dated October 6, 1993, filed under Commission File No. 33-50573).

 4.11           *          Form of Certificate of Designations establishing 5%
                           Cumulative Convertible Preferred Stock (filed as
                           Exhibit 4.7 to the Company's Form S-3 Registration
                           Statement dated August 6, 1993, under Commission file file 33-67166, and incorporated herein by reference).

 4.12           +          Form of 5% Cumulative Convertible Preferred
                           Stock Certificate

 10.1           *          Distribution Agreement between the Company and Maxus
                           (Exhibit 10.1 to the Form 10).

 10.2           *          Tax-Sharing Agreement between the Company and Maxus
                           (Exhibit 10.2 to the Form 10).*

 10.3           *          Credit Agreement I, dated as of April 14, 1987, as
                           amended and restated through April 15, 1993, between the Company and certain banks (Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
                           June 30, 1993.)

 10.4           *          Credit Agreement II, dated as of April 14, 1987, as
                           amended and restated through April 15, 1993, between the Company and certain banks (Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended
                           June 30, 1993).

 10.5           *          Senior Subordinated Note Purchase Agreement, dated
                           as of April 17, 1987, between the Company and certain purchasers (the "Senior Subordinated Note Agreement")
                           (Exhibit 10.22 to the Form 10).

 10.6           *          Amendment No. 1 to the Senior Subordinated Note
                           Agreement, dated as of March 31, 1988 (Exhibit 19.5 to the Company's report on Form 10-Q for the quarter ended March 31, 1988).

 10.7           *          Amendment No. 2 to the Senior Subordinated Note
                           Agreement, dated as of July 12, 1989, between the Company and certain purchasers. (Exhibit 19.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1989 (the "June 30, 1989 10-Q")).

 10.8           +          Amendment No. 3 to the Senior Subordinated Note
                           Agreement, dated as of December 6, 1993, between the Company and certain purchasers.

 10.9           #          9% Senior Note Purchase Agreement, dated as of June
                           4, 1987, between the Company and Prudential
                           Insurance Company of America (the "9% Senior Note
                           Agreement").

 10.10          #          Amendment No. 1 to the 9% Senior Note Agreement,
                           dated as of July 12, 1989.

 10.11          #          Amendment No. 2 to the 9% Senior Note Agreement,
                           dated as of December 6, 1993.

 10.12          #          8.35% Senior Note Purchase Agreement, dated as of
                           December 1, 1988, between the Company and Prudential
                           Insurance Company of America (the "8.35% Senior Note
                           Agreement").

 10.13          #          Amendment No. 1 to the 8.35% Senior Note Agreement,
                           dated as of July 12, 1989.

 10.14          #          Amendment No. 2 to the 8.35% Senior Note Agreement,
                           dated as of December 6, 1993.

 10.15          #          8.77% Senior Note Agreement, dated as of April 20,
                           1989, between the Company and Prudential Insurance
                           Company of America (the "8.77% Senior Note
                           Agreement").

 10.16          #          Amendment No. 1 to the 8.77% Senior Note Agreement,
                           dated as of July 12, 1989.

 10.17          #          Amendment No. 2 to the 8.77% Senior Note Agreement,
                           dated as of December 6, 1993.

 10.18          *  X       Form of Indemnification Agreement between the
                           Company and its directors and executive officers
                           (Exhibit 19.6 to the Company's report on Form 10-Q for the quarter ended June 30, 1987 (the "June 30,
                           1987 10-Q")).

 10.19          *  X       Amended form of Employment Agreement between the
                           Company and certain of its executive officers
                           (Exhibit 19.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1989).

 10.20          *  X       Deferred Compensation Plan for executives and
                           directors of the Company, amended and restated as of January 1, 1989 (Exhibit 10.13 to the Company's report on Form 10-K for the year ended December 31, 1988 (the "1988 Form 10-K")).

 10.21          *  X       Supplemental Executive Retirement Plan of the

                                                       Company (the "SERP")
(Exhibit 10.16 to the Form 10).

 10.22          *  X       First Amendment to the SERP (Exhibit 10.17 to the
                           Form S-1 for Preferred Stock).

 10.23          *  X       Second Amendment to the SERP (Exhibit 10.21 to the
                           1989 Form 10-K).

 10.24          *  X       Performance Incentive Plan of the Company (Exhibit
                           10.19 to the Form 10).

 10.25          *  X       Excess Benefits Plan of the Company (Exhibit 19.5 to
                           the June 30, 1987 Form 10-Q).

 10.26          *  X       1987 Long-Term Incentive Plan of the Company (Annex
                           A-1 to the Company's Form S-8 Registration Statement
                           No. 33-15268).

 10.27          *  X       Amended Form of Non-Incentive Stock Option Agreement
                           with Stock Appreciation Rights between the Company and certain officers (Exhibit 19.5 to the June 30, 1989 Form 10-Q).

 10.28          *  X       Amended Form of Restricted Stock Agreement between
                           the Company and certain officers (Exhibit 19.6 to
                                   the June 30, 1989 Form 10-Q).

 10.29          *  X       Form of Disability Benefit Agreement between the
                           Company and certain of its executive officers
                           (Exhibit 10.21 to the Form S-1 for Preferred Stock).

 10.30          *  X       Form of Split Dollar Insurance Agreement between the
                           Company and certain of its executive officers
                           (Exhibit 10.20 to the 1988 Form 10-K).

 10.31          *  X       Form of Supplemental Death Benefit Agreement between
                           the Company and certain of its executive officers
                           (Exhibit 19.9 to the June 30, 1987 Form 10-Q).

 10.32          *  X       Form of Employee Stock Purchase Loan Agreement
                           between the Company and certain of its executive officers and employees (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

 10.33          *  X       Amendment dated March 5, 1990 to the Employee Stock
                           Purchase Loan Agreement (Exhibit 10.31 to the 1989
                           Form 10-K).

 10.34          *  X       Retirement Plan for Non-Employee Directors of the
                           Company dated as of May 2, 1989 (Exhibit 19.7 to the
                           June 30, 1989 Form 10-Q).

 10.35          *  X       Diamond Shamrock, Inc. Long-Term Incentive Plan
                           (Exhibit 4.1 to the Company's Form S-8 Registration
                           Statement No. 33-34306 filed on April 13, 1990).

 10.36          *  X       Form of Executive Officer's Restricted Stock
                           Agreement between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term
                           Incentive Plan. (Exhibit 19.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1990 (the "June 30, 1990 Form 10-Q")).

 10.37          *  X       Form of Non-Incentive Stock Option Agreement with
                           Stock Appreciation Rights between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term Incentive Plan. (Exhibit 19.4 to the
                           June 30, 1990 Form 10-Q).

 10.38          *  X       Form of Executive Officer's Performance Restricted
                           Stock Agreement between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long
                           -Term Incentive Plan.  (Exhibit 19.5 to the June 30,
                           1990 Form 10-Q).

 10.39          *  X       Form of Non-Incentive Stock Option Agreement between
                           the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term Incentive Plan
                           (Exhibit 19.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1991 (the
                           "September 30, 1991 Form 10-Q").

 10.40          *  X       Form of Non-Incentive Stock Option Agreement With
                           Reload between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term
                           Incentive Plan (Exhibit 19.3 to the Company's report on Form 10-Q for the quarter ended September 30, 1991 (the "September 30, 1991 Form 10-Q").

 10.41          *  X       Form of Amendment to the Non-Incentive Stock Option
                           Agreement with Stock Appreciation Rights and the Non
                           -Incentive Stock Option Agreement with Reload, each between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term Incentive Plans
                           (Exhibit 19.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1992 (the "March 31,
                           1992 Form 10-Q").

 10.42          *  X       Form of Amendment to the Non-Incentive Stock Option
                           Agreement between the Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term
                           Incentive Plan  (Exhibit 19.2 to the March 31, 1992
                           Form 10-Q).

 10.43          *  X       Diamond Shamrock, Inc. Long-Term Incentive Plan,
                           amended and restated as of May 5, 1992  (Exhibit
                           19.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1992 (the "June 30, 1992 Form
                           10-Q").


 10.44          *  X       Form of Employee Stock Purchase Loan Agreement
                           between the Company and certain of its executive officers and employees, amended and restated as of May 26, 1992 (Exhibit 19.2 to the June 30, 1992
                           Form 10-Q).

 10.45          *  X       Ground Lease Agreement between Brazos River Leasing,
                           L.P. and DSRMC, dated as of April 23, 1993 (Exhibit
                           19.3 to the June 30, 1992 Form 10-Q).

 10.46          *          First Amendment to Ground Lease Agreement between
                           Brazos River Leasing, L.P. and Diamond Shamrock
                           Refining and Marketing Company, dated as of August 1,
                           1992 (Exhibit 10.2 to the Company's report on Form
                           10-Q for the quarter ended, September 30, 1993).

 10.47          *          Facilities Lease Agreement between Brazos River
                           Leasing L.P. and DSRMC, dated as of April 23,
                           1992 (Exhibit 19.4 to the June 30, 1992 Form 10-Q).

 10.48          *          First Amendment to Facilities Lease Agreement
                           between Brazos River Leasing, L.P. and Diamond
                           Shamrock Refining and Marketing Company, dated as of August 1, 1992. (Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended
                           September 30, 1993 (the "September 30, 1993 10-Q").

 10.49          *          Schedule Relating to Certain Lease Agreements
                           (Exhibit 10.4 to the September 30, 1993 10-Q).

 10.50          *  X       Form of Excess Benefits Plan between the Company and
                           certain officers, amended and restated as of December 1, 1992 (Exhibit 10.49 to the Company's report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K")).

 10.51          *  X       Form of Disability Benefit Agreement between the
                           Company and certain officers, amended and restated as of January 1, 1993 (Exhibit 10.50 to the 1992 10-K).

 10.52          *  X       Form of Deferred Compensation Plan between the
                           Company and certain directors, officers and other employees of the Company, amended and restated as of January 1, 1993 (Exhibit 10.51 to the 1992 10-K).

 13.1          +           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation from the Company's Annual Report to Shareholders for the year ended December 31, 1993.

 13.2          +           Consolidated Financial Statements and Selected
                           Financial Data from the Company's Annual Report to
                           Shareholders for the year ended December 31, 1993.

 13.3          +           Report of Independent Accountants from the Company's
                           Annual Report to Shareholders for the year ended
                           December 31, 1993.

 21.1          +           Significant Subsidiaries of the Company.

 23.1          +           Consent of Price Waterhouse.

 24.1          +           Powers of Attorney of directors and officers of the

                           Company.

- --------------------------
* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Securities and Exchange Commission.

# The Company hereby agrees pursuant to Item 601(b)(4)(III)(A) of Regulation S-K to furnish a copy of this agreement to the Securities and Exchange Commission upon request.

+     Indicates a document filed with this report.

X Indicates a document which constitutes an executive contract or compensation plan or arrangement.
- ------------------------------

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIAMOND SHAMROCK, INC.


                                By  /s/ R. R. HEMMINGHAUS*
                                   R. R. Hemminghaus,
                                   Chairman of the Board and
                                   President

March 28, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

       Signature                             Title

/s/ R. R. HEMMINGHAUS*
R. R. Hemminghaus                       Chairman of the Board and
                                           President
                                        (Principal Executive Officer)

/s/ ROBERT C. BECKER*
Robert C. Becker                        Vice President and Treasurer
                                        (Principal Financial Officer)


/s/ GARY E. JOHNSON*
Gary E. Johnson                         Vice President and Controller
                                        (Principal Accounting Officer)

/s/ B. CHARLES AMES*
B. Charles Ames                         Director


/s/ E. GLENN BIGGS*
E. Glenn Biggs                          Director


/s/ WILLIAM E. BRADFORD*
William E. Bradford                     Director


/s/ LAURO F. CAVAZOS*
Lauro F. Cavazos                        Director


/s/ W. H. CLARK*
W. H. Clark                             Director


/s/ WILLIAM L. FISHER*
William L. Fisher                       Director


/s/ WILLIAM S. McCONNOR*
William S. McConnor                     Director


/s/ BOB MARBUT*
Bob Marbut                              Director


/s/ KATHERINE D. ORTEGA*
Katherine D. Ortega                     Director

* The undersigned, by signing his name hereto, does hereby sign this report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the registrant, and contemporaneously filed herewith with the Securities and Exchange Commission



                                         /s/  TODD WALKER
                                         Todd Walker
                                         Attorney-in-Fact

March 28, 1994

                       CONSOLIDATED FINANCIAL INFORMATION

                                     Index

Financial Statement Schedules:

     Report of Independent Accountants on Financial
     Statement Schedules

     For the three years ended December 31, 1993:

          Consolidated Properties and Equipment

          Consolidated Accumulated Depreciation
          and Depletion - Properties and Equipment

     (All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Diamond Shamrock, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 25, 1994, which includes an explanatory paragraph with respect to the Company's changes in its methods of accounting for its long-term shared cost liability, postretirement benefits other than pensions, and income taxes, which is attached as Exhibit 13.3 to this Annual Report on Form 10-K, also includes an audit of the Financial Statement Schedules listed in Item 14(a)(2) hereof. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse

PRICE WATERHOUSE

San Antonio, Texas
February 25, 1994

                                   SCHEDULE V
                            DIAMOND SHAMROCK, INC.
                        CONSOLIDATED PROPERTIES AND EQUIPMENT
                      Three Years Ended December 31,  1993
                              (dollars in millions)

                          Refining &    Retail      Allied
                          Wholesale   Marketing   Businesses   Other     Total

Balance January 1, 1991    $  615.5   $  245.1   $  195.2    $ 18.0   $ 1,073.8

Additions, at cost             80.1       65.6       21.2      13.2       180.1

Disposals and transfers        (2.6)      (4.5)      (4.7)      0.1       (11.7)

Balance December 31, 1991     693.0      306.2      211.7      31.3     1,242.2

Additions, at cost            143.8        4.8       19.6       2.3       170.5

Disposals and transfers         2.1       (4.3)     (18.7)       -        (20.9)

Balance December 31, 1992     838.9      306.7      212.6      33.6     1,391.8

Additions, at cost            100.1       26.5        4.4(1)    0.8       131.8

Disposals and transfers        10.1       (6.7)     (34.5)     (0.5)      (31.6)

Balance December 31, 1993  $  949.1   $  326.5   $  182.5    $ 33.9   $ 1,492.0

(1) During 1993, the Company exchanged an undivided interest in certain properties and equipment for an equity ownership interest in a limited liability company. This transaction increased investments by $19.2 million, decreased properties and equipment by $22.0 million and decreased accumulated depreciation by $2.8 million in the Allied Businesses segment.

                                  SCHEDULE VI

                              DIAMOND SHAMROCK, INC.
                      CONSOLIDATED ACCUMULATED DEPRECIATION
                       Three Years Ended December 31, 1993
                             (dollars in  millions)

                          Refining &    Retail      Allied
                          Wholesale   Marketing   Businesses   Other     Total

Balance January 1, 1991    $  270.1   $   63.6   $   63.4    $  7.8   $  404.9
Additions charged
    against income             27.4       12.3       10.1       2.5       52.3
Disposals and transfers         0.5       (2.1)      (3.6)     (1.0)      (6.2)

Balance December 31, 1991     298.0       73.8       69.9       9.3      451.0
Additions charged
    against income             29.5       13.7       10.9       2.7       56.8
Disposals and transfers         0.7       (3.3)      (3.5)*    (1.5)      (7.6)

Balance December 31, 1993  $  366.9   $   96.6   $   74.5    $ 12.9   $  550.9

*See footnote (1) to the preceding Schedule V "Consolidated Properties and Equipment."

     The provisions for depreciation were computed principally in accordance with the following methods and range of rates:

                                        Method          Rate

Buildings and land improvements      Straight line      3% to  5%
Machinery and equipment              Straight line      5% to 20%
Furniture and fixtures               Straight line     10% to 20%
Automotive equipment                 Straight line     14% to 33%
Leasehold improvements               Straight line     Lease terms



                               INDEX TO EXHIBITS

                             DIAMOND SHAMROCK, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1993

       Exhibit
         No.

        4.12        Form of 5% Cumulative Convertible Preferred Stock
                    Certificate.

        10.8 Amendment No. 3 to Senior Subordinated Note Agreement, dated as of December 6, 1993, between the Company and certain purchasers.

        13.1 Management's Discussion and Analysis of Financial Condition and Results of Operation from the Company's Annual Report to Shareholders for the year ended December 31, 1993.

        13.2 Consolidated Financial Statements and Selected Financial Data from the Company's Annual Report to Shareholders for the year ended December 31, 1993.

        13.3 Report of Independent Accountants from the Company's Annual Report to Shareholders for the year ended December 31, 1993.

        21.1        Significant Subsidiaries of the Company.

        23.1        Consent of Price Waterhouse.

        24.1        Powers of Attorney of directors and officers of the Company.