Form 10-K/A
period 1993-12-31
DIAMOND SHAMROCK INC
filed 1994-03-29
CIK 810316

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

                                DIAMOND SHAMROCK, INC.


                                By  /s/ R. R. HEMMINGHAUS
                                   R. R. Hemminghaus,
                                   Chairman of the Board and
                                   President

March 28, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

       Signature                             Title

/s/ R. R. HEMMINGHAUS
R. R. Hemminghaus                       Chairman of the Board and
                                           President
                                        (Principal Executive Officer)

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