Form 10-Q
period 1994-03-31
DIAMOND SHAMROCK INC
filed 1994-05-13
CIK 810316

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 1994

                                   or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________to________________

Commission file number: 1-9409

                           DIAMOND SHAMROCK, INC.
         (Exact name of registrant as specified in its charter)

            DELAWARE                                74-2456753
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)              Identification No.)

   9830 Colonnade Boulevard, San Antonio, Texas         78230
 (Address of principal executive offices)            (Zip Code)

 (Registrant's telephone number, including area code:(210) 641-6800)
______________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              (X)YES ( )NO

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                  ( )YES ( )NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at April 30, 1994: 29,014,667

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                            DIAMOND SHAMROCK, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                (dollars in millions, except per share data)

                                                     Three Months
                                                        Ended
                                                      March 31,
                                                   1994       1993

REVENUES
Sales and operating revenues                  $   583.8   $   620.8
Other revenues, net                                 4.5         2.1
                                                  588.3       622.9
COSTS AND EXPENSES
Cost of products sold and
  operating expenses                              514.7       567.0
Depreciation                                       17.0        14.8
Selling and administrative                         15.9        14.4
Taxes other than income taxes                       9.5         9.8
Interest                                           10.5         8.6
                                                  567.6       614.6
Income Before
  Tax Provision and
  Cumulative Effect of
  Accounting Changes                               20.7         8.3
Provision for Income Taxes                          8.5         3.3
Income Before
  Cumulative Effect of
  Accounting Changes                               12.2         5.0
Cumulative Effect of
  Accounting Changes                                 -        (14.2)
Net Income (Loss)                                  12.2        (9.2)
Dividend Requirement
  on Preferred Stock                                1.1          -
Earnings (Loss) Applicable to
  Common Shares                               $    11.1   $    (9.2)
Primary Earnings (Loss) Per Share
  Before Accounting Changes                   $    0.38   $    0.17
  Cumulative Effect
    of Accounting Changes                            -        (0.49)
      Total                                   $    0.38   $   (0.32)
Fully Diluted Earnings (Loss) Per Share
  Before Accounting Changes                   $    0.38   $    0.17
  Cumulative Effect
    of Accounting Changes                           -         (0.49)
      Total                                   $    0.38   $   (0.32)

Cash Dividends Per Share
  Common                                      $    0.13   $    0.13
  Preferred                                   $   0.625   $     -
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                                      29,142      28,803
    Fully Diluted                                32,399         -

See accompanying Notes to Consolidated Financial Statements.

                            DIAMOND SHAMROCK, INC.
                         CONSOLIDATED BALANCE SHEET
                 (dollars in millions, except per share data)

                                              March 31,   December 31,
                                               1994          1993
                                            (Unaudited)
                             ASSETS
Current Assets
  Cash and cash equivalents                  $    18.9    $    12.8
  Receivables, less doubtful receivables
    of $5.1; $5.5 in 1993                        147.6        148.8
  Inventories
    Finished products                             96.6        114.0
    Raw materials                                 53.4         47.9
    Supplies                                      29.8         24.1
                                                 179.8        186.0
  Prepaid expenses                                 6.0          8.6
    Total Current Assets                         352.3        356.2
Properties and Equipment, less accumulated
  depreciation of $566.9; $550.9 in 1993         956.3        941.1
Deferred Charges and Other Assets                 52.3         51.9
                                             $ 1,360.9    $ 1,349.2

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year     $     3.5    $     3.5
  Accounts payable                                95.1         88.5
  Accrued taxes                                   56.7         56.9
  Accrued royalties                                6.6          7.1
  Current portion of Long-term Liability           8.0          8.0
  Other accrued liabilities                       74.3         56.4
    Total Current Liabilities                    244.2        220.4

Long-term Debt                                   460.2        486.2
Deferred Income Taxes                             57.0         48.7
Other Liabilities and Deferred Credits            61.8         66.2

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares 1,725,000;
      1,725,000 in 1993                            0.0          0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,014,265; 28,927,217
      in 1993
    Outstanding shares - 29,013,887; 28,903,468
      in 1993                                      0.3          0.3
  Paid-in Capital                                447.1        444.8
  ESOP Stock and Stock Held in Treasury          (47.3)       (47.9)
  Retained Earnings                              137.6        130.5
    Total Stockholders' Equity                   537.7        527.7
                                             $ 1,360.9    $ 1,349.2

See accompanying Notes to Consolidated Financial Statements.

                            DIAMOND SHAMROCK, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (dollars in millions)

                                                   Three Months Ended
                                                         March 31,
                                                     1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  12.2   $   (9.2)
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation                                      17.0       14.8
    Deferred income taxes                              8.5       (8.4)
    Loss on sale of properties and equipment           0.4        0.7
    Cumulative Effect of Accounting Changes             -        23.6
    Cash flow from futures activity                   (2.2)       1.9
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       1.2       (6.5)
      Decrease (increase) in inventories               6.2      (35.3)
      Decrease (increase) in prepaid expenses          2.6        1.4
      Increase (decrease) in accounts payable          6.6       29.8
      Increase (decrease) in taxes payable            (0.2)      (3.7)
      Increase (decrease) in accrued liabilities      17.4        5.3
    Other, net                                         0.7        5.3
NET CASH PROVIDED BY OPERATING ACTIVITIES             70.4       19.7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of futures contracts                      (31.7)     (46.1)
  Settlement of futures contracts                     33.9       44.2
  Proceeds from sales of facilities                    0.7        0.5
  Purchase of properties and equipment               (33.2)     (33.7)
  Expenditures for investments                        (1.6)      (0.6)
NET CASH (USED IN) INVESTING ACTIVITIES              (31.9)     (35.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in commercial paper                    -      (108.6)
  Increases in long-term debt                         50.2      175.6
  Repayments of long-term debt                       (76.2)     (51.6)
  Payments of long-term liability                     (2.6)      (1.5)
  Issuance of Common Stock                             0.9         -
  Sale of Common Stock held in treasury                0.1         -
  Dividends paid                                      (4.8)      (3.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (32.4)      10.2
Net increase (decrease) in cash and cash equivalents   6.1       (5.8)
Cash and cash equivalents at beginning of period      12.8       17.5
Cash and cash equivalents at end of period         $  18.9    $  11.7


See accompanying Notes to Consolidated Financial Statements.


                            DIAMOND SHAMROCK, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Financial Statements

The consolidated financial statements as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1993 Annual Report to Stockholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

With respect to the unaudited consolidated financial information of the Company as of March 31, 1994, and for the three months ended March 31, 1994 and 1993, Price Waterhouse has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At March 31, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment and propylene products in the Allied Businesses segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment were recorded at their LIFO costs.

3.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1993 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. Payments with respect to the shared costs are made by Maxus and the Company is obligated to reimburse Maxus for the Company's share promptly after receipt of Maxus' invoice accompanied by appropriate supporting data. Inasmuch as the Company has already reimbursed Maxus for more than $37.5 million, the Company's share of remaining shared costs is one-third of the amounts paid by Maxus. Although some expenditures are still subject to audit, the Company has reimbursed Maxus for a total of $55.9 million as of March 31, 1994, including $2.6 million paid during the three months ended March 31, 1994 (see Note 3 of the 1993 Form 10-K for a discussion of the change in the method of accounting for the liability).

Pursuant to the Distribution Agreement, the Company will also reimburse Maxus for one-third of all payments for the cost of certain medical and life insurance benefits for eligible retired employees made by Maxus after the Spin-off date with respect to persons who retired on or before the Spin-off date (see Note 16 of the 1993 Form 10-K). The actuarial cost of these expected payments under the Distribution Agreement is included in the Accumulated Postretirement Benefit Obligation (see Note 3 of the 1993 Form 10-K).



                          REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of March 31, 1994 and the three months ended March 31, 1994 and 1993, Price Waterhouse reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 12, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse within the meaning of Sections 7 and 11 of the Act.

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. and its subsidiaries as of March 31, 1994 and for the quarter then ended. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 1994, which included an explanatory paragraph regarding the Company's changes in accounting for its long-term shared cost liability, income taxes and post-retirement benefits other than pensions, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PRICE WATERHOUSE


San Antonio, Texas
May 12, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months ended March 31, 1994 and 1993. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                                    Three Months
                                                       Ended
                                                      March 31,
                                                   1994       1993
Sales and Operating Revenues:
  Refining and Wholesale                      $   304.0   $   310.9
  Retail                                          212.4       224.3
  Allied Businesses                                67.4        85.6
Total Sales and Operating Revenues            $   583.8       620.8

Operating Profit:
  Refining and Wholesale                      $    32.4   $    13.3
  Retail                                            8.2        11.2
  Allied Businesses                                 4.4         5.3
Total Operating Profit                        $    45.0        29.8


Consolidated Results First Quarter 1994 vs 1993

Sales and operating revenues of $583.8 million for the first quarter of 1994 were 6.0% lower than in the same period of 1993, primarily due to a 20.9% and a 19.0% decrease in natural gas liquids sales volumes and prices, respectively, reflecting the cancellation of the Company's contract to process natural gas for Maxus during the second quarter of 1993. Also contributing to the decrease in sales and operating revenues was a 12.9% decrease in retail gasoline sales prices and a 16.2% decrease in refined product prices.

During the first quarter of 1994, the Company had net income of $12.2 million compared to net income of $5.0 million (before cumulative effect of accounting changes) in the 1993 first quarter. The Company's first quarter 1994 results were positively impacted by higher refinery margins, particularly at the end of the quarter, reflecting the full benefit of the Three Rivers refinery expansion project.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At March 31, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment and propylene products in the Allied Businesses segment were valued at market values (lower than LIFO cost). Motor fuel product inventories of the Retail segment were recorded at their LIFO costs.

Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a negative $5.0 million and a negative $1.1 million in the first quarters of 1994 and 1993, respectively.

Segment Results First Quarter 1994 vs First Quarter 1993

During the first quarter of 1994 the Refining and Wholesale segment had sales and operating revenues of $304.0 million compared to $310.9 million during the first quarter of 1993. The decrease in sales and operating revenues was primarily due to a 16.2% decrease in refined product sales prices, partial offset by a 13.5% increase in refined product sales volumes. Operating profit in the first quarter of 1994 increased $19.1 million over the first quarter of 1993, primarily due to a 49.5% increase in refinery margins over the same period a year ago. Refinery margins continued to improve from the fourth quarter of 1993, reflecting the full benefit of the Three Rivers refinery expansion project.

The Retail segment in the first quarter of 1994 reflected a 5.3% decrease in sales and operating revenues. Such decrease was primarily due to a 12.9% decrease in retail gasoline prices. Operating profit in the first quarter of 1994 was $8.2 million compared to $11.2 million in the first quarter of 1993. The decrease was primarily due to a 5.2% decrease in retail gasoline margins, partially offset by a $0.7 million increase in gross profit from lottery sales.

During the first quarter of 1994, the Allied Businesses segment reflected a decrease in sales and operating revenues of 21.3%, primarily due to a 20.9% and a 19.0% decrease in natural gas liquids sales volumes and prices, respectively, reflecting the cancellation of the Company's contract to process natural gas from Maxus during the second quarter of 1993. Operating profits were $4.4 million for the first quarter of 1994 compared to $5.3 million in the first quarter of 1993. Operating profits decreased by 15.7%, primarily due to a decrease of $1.7 million and $1.0 million in natural gas liquids marketing and propane/propylene splitter operating profit, respectively.

U.S. demand for gasoline in the first quarter of this year was 3.7% higher than in the first quarter of 1993. Industry refinery utilization hit a low of 85.9% during the quarter due to seasonal scheduled refinery maintenance and ended the quarter at 88%. Increased demand combined with low refinery utilization rates and low gasoline inventories contributed to strong first quarter refining margins. Refining margins for the quarter also received the full benefit of the Three Rivers refinery expansion project. The refining industry is currently experiencing a utilization rate which is high by historical standards, and gasoline inventories are lower than at the same time last year as the driving season approaches. Both of these factors should have a positive impact on second quarter results.

Longer term, although demand for refined products is expected to grow only modestly as fuel efficiency improves and alternative fuels are introduced, industry refining capacity, particularly for the production of gasoline, is expected to remain constrained as regulatory restrictions negatively impact the industry's ability to supply products from existing facilities, force some additional facilities to shut down, and limit the addition of any significant new capacity. Management continues to believe that the Company is well-positioned to benefit from these conditions because of its efficient and strategically located refining and distribution system and its marketing efforts.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the three months ended March 31, 1994, cash provided by operations was $70.4 million, compared with $19.7 million in the same period of 1993. Decreased working capital positively impacted cash provided by operations during the first quarter of 1994.

Working capital at March 31, 1994 was down $27.7 million from December 31, 1993, and consisted of current assets of $352.3 million and current liabilities of $244.2 million, or a current ratio of 1.4. At December 31, 1993, current assets were $356.2 million and current liabilities were $220.4 million, or a current ratio of 1.6. The decrease in working capital in the first quarter of 1994 was primarily due to a 31.7% increase in accrued liabilities.

Capital Expenditures

The Company's capital and investment expenditures estimate for 1994 has been increased to approximately $165.0 million from an earlier estimate of $130.0 million. Such increases are primarily attributable to the recently announced crude oil storage terminal at Corpus Christi, Texas and a 70-mile pipeline to connect the terminal to the Company's Three Rivers refinery. Also included in the increases are a tertiary amyl methol ether (TAME) unit at the McKee Refinery scheduled for completion in 1995 which will provide additional oxygenates for producing reformulated gasolines and the acquisition of an increased participation in an exploration and production joint venture in Bolivia. The 1994 capital expenditures include approximately $88.0 million for the recently completed refined products pipeline from the McKee refinery to Colorado Springs, and to complete projects currently underway, namely the Colorado Springs to Denver products pipeline and a 400-mile pipeline to El Paso from McKee. These economic projects improve terminal and distribution systems, comply with environmental regulations, and pursue new ventures in related businesses. The Company's capital and investment expenditures during 1993 were $131.8 million. The Company's 1994 capital expenditures were $33.2 million during the first three months of the year, compared with $33.7 million for the same period of 1993.

The Company anticipates that its capital expenditures, as well as expenditures for debt service, lease obligations, working capital, and dividend requirements might at times exceed cash generated by operations. To the extent that the Company's requirements exceed cash generated by operations, the Company anticipates that it may access its commercial paper and bank money market facilities or issue medium to long-term notes. The Company may also consider other alternatives depending upon various factors, including changes in its capital requirements, results of operations, and developments in the capital markets.

The Company continued to enhance its retail marketing business with the opening of 4 new outlets and the closing of 3 marginal units through March 31, 1994. The new outlets were leased by the Company under a long-term lease arrangement. The Company has leased approximately $147.4 million in retail outlets and related equipment under these arrangements. During March, the Company arranged to expand the lease by $25.0 million, increasing the remaining availability to $42.6 million. This expansion became effective on April 23, 1994. This arrangement permits the Company to continue to expand its development and acquisition of retail outlets on a competitive basis. The Company presently anticipates constructing or acquiring approximately 25 to 35 additional outlets during 1994.

Regulatory Matters

It is expected that rules and regulations implementing the federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation, rules or regulations will be enacted in the future or how existing or future laws, rules or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment.


                       PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

15.1  Independent Accountants' Awareness Letter

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company in the first quarter of 1994.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIAMOND SHAMROCK, INC.



                                   By /S/GARY E. JOHNSON
                                      Gary E. Johnson
                                      Vice President and Controller
                                      (Principal Accounting Officer)
 May 12, 1994

                                 EXHIBIT 15.1

                     INDEPENDENT ACCOUNTANTS' AWARENESS LETTER




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We are aware that Diamond Shamrock, Inc. has included our report dated May 12, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No.
71) in the Prospectuses constituting part of its Registration Statements on Form S-3 (Nos. 33-58744, 33-67166, and 33-67556) filed on February 24, 1993, August
9, 1993, and August 18, 1993, respectively, and on Form S-8 (Nos. 33-15268, 33-34306, and 33-50573) filed on June 22, 1987, April 13, 1990 and October 6,
1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,





PRICE WATERHOUSE


San Antonio, Texas
May 12, 1994