Form 10-Q
period 1994-06-30
DIAMOND SHAMROCK INC
filed 1994-08-15
CIK 810316

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

  (Mark One)

  [X]  QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE ACT of 1934

  For the quarterly period ended June 30, 1994

                                    or

  [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT of 1934

  For the transition period from___________________to__________________

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

   (Registrant's telephone number, including area code:(210) 641-6800)
  _____________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Shares of Common Stock outstanding at July 31, 1994: 29,006,733



                     PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

                           DIAMOND SHAMROCK, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
              (dollars in millions, except per share data)

                                     Three Months         Six Months
                                        Ended               Ended
                                       June 30,            June 30,
                                    1994      1993      1994      1993
  REVENUES
  Sales and operating revenues    $  646.5 $  656.9  $ 1,230.3 $ 1,277.7
  Other revenues, net                  2.6      2.6        7.1       4.8
                                     649.1    659.5    1,237.4   1,282.5
  COSTS AND EXPENSES
  Cost of products sold and
    operating expenses               546.6    581.4    1,061.3   1,148.4
  Depreciation                        17.6     15.2       34.6      30.0
  Selling and administrative          18.1     15.0       34.0      29.4
  Taxes other than income taxes       10.4     10.5       19.9      20.3
  Interest                            10.8      9.9       21.3      18.6
                                     603.5    632.0    1,171.1   1,246.7
  Income Before
    Tax Provision and
    Cumulative Effect of
    Accounting Changes                45.6     27.5       66.3      35.8
  Provision for Income Taxes          18.1     11.0       26.6      14.3
  Income Before
    Cumulative Effect of
    Accounting Changes                27.5     16.5       39.7      21.5
  Cumulative Effect of
    Accounting Changes                  -        -          -      (14.2)
  Net Income                          27.5     16.5       39.7       7.3
  Dividend Requirement
    on Preferred Stock                 1.1      0.3        2.2       0.3
  Earnings Applicable to
    Common Shares                 $   26.4  $  16.2  $    37.5 $     7.0
  Primary Earnings (Loss)
   Per Share
     Before Accounting Changes    $   0.91  $  0.56  $    1.29 $    0.73
    Cumulative Effect
      of Accounting Changes            -        -          -       (0.49)
        Total                     $   0.91  $  0.56  $    1.29 $    0.24
  Fully Diluted Earnings (Loss)
   Per Share
    Before Accounting Changes     $   0.85  $  0.56  $    1.23 $    0.73
    Cumulative Effect
      of Accounting Changes            -        -          -       (0.49)
        Total                     $   0.85  $  0.56  $    1.23 $    0.24

  Cash Dividends Per Share
    Common                        $   0.13  $  0.13  $    0.26 $    0.26
    Preferred                     $  0.625  $   -    $    1.25 $     -
  Weighted Average Common Shares
    Outstanding (thousands of shares)
      Primary                       29,122   28,837     29,132    28,820
      Fully Diluted                 32,376   29,591     32,389    29,213
  See accompanying Notes to Consolidated Financial Statements.





                              DIAMOND SHAMROCK, INC.

                          CONSOLIDATED BALANCE SHEET
                 (dollars in millions, except per share data)

                                               June 30,    December 31,
                                                 1994          1993
                                             (Unaudited)
                                   ASSETS
  Current Assets
    Cash and cash equivalents                 $   18.3       $   12.8
    Receivables, less doubtful receivables
      of $5.0; $5.5 in 1993                      182.8          148.8
    Inventories
      Finished products                          101.5          114.0
      Raw materials                               70.7           47.9
      Supplies                                    31.3           24.1
                                                 203.5          186.0
    Prepaid expenses                              11.9            8.6
      Total Current Assets                       416.5          356.2
  Properties and Equipment, less accumulated
    depreciation of $582.2; $550.9 in 1993       964.7          941.1
  Deferred Charges and Other Assets               52.4           51.9
                                              $1,433.6       $1,349.2

                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Long-term debt payable within one year    $    3.7       $    3.5
    Accounts payable                             119.9           88.5
    Accrued taxes                                 69.5           56.9
    Accrued royalties                              7.6            7.1
    Current portion of Long-term Liability         8.0            8.0
    Other accrued liabilities                     73.7           56.4
      Total Current Liabilities                  282.4          220.4

  Long-term Debt                                 463.8          486.2
  Deferred Income Taxes                           61.0           48.7
  Other Liabilities and Deferred Credits          64.0           66.2

  Stockholders' Equity
    Preferred Stock, $.01 par value
      Authorized shares - 25,000,000
      Issued and Outstanding shares 1,725,000;
        1,725,000 in 1993                          0.0            0.0
    Common Stock, $.01 par value
      Authorized shares - 75,000,000
      Issued shares - 29,014,667; 28,927,217
        in 1993
      Outstanding shares - 29,001,214; 28,903,468
        in 1993                                    0.3            0.3
    Paid-in Capital                              447.1          444.8
    ESOP Stock and Stock Held in Treasury        (45.1)         (47.9)
    Retained Earnings                            160.1          130.5
      Total Stockholders' Equity                 562.4          527.7
                                              $1,433.6       $1,349.2

  See accompanying Notes to Consolidated Financial Statements.




                              DIAMOND SHAMROCK, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                              (dollars in millions)

                                                       Six Months Ended
                                                           June 30,
                                                        1994        1993
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $   39.7   $    7.3
    Adjustments to arrive at net cash provided
     by operating activities:
      Depreciation                                       34.6       30.0
      Deferred income taxes                              12.4       (5.0)
      Loss on sale of properties and equipment            1.8        0.9
      Cumulative Effect of Accounting Changes              -        23.6
      Cash flow from futures activity                    (0.8)       2.4
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable      (34.0)     (22.5)
        Decrease (increase) in inventories              (17.5)     (59.0)
        Decrease (increase) in prepaid expenses          (3.3)      (4.4)
        Increase (decrease) in accounts payable          31.4       17.4
        Increase (decrease) in taxes payable             12.6        4.2
        Increase (decrease) in accrued liabilities       17.8        1.2
      Other, net                                          3.4        8.8
  NET CASH PROVIDED BY OPERATING ACTIVITIES              98.1        4.9

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of futures contracts                       (70.6)     (76.4)
    Settlement of futures contracts                      71.4       74.0
    Proceeds from sales of facilities                     1.1        1.0
    Purchase of properties and equipment                (58.9)     (72.1)
    Expenditures for investments                         (2.6)      (0.8)
  NET CASH (USED IN) INVESTING ACTIVITIES               (59.6)     (74.3)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) in commercial paper                     -      (108.5)
    Increases in long-term debt                          92.5      316.8
    Repayments of long-term debt                       (114.7)    (216.7)
    Payments of long-term liability                      (4.8)      (6.4)
    Funds received from ESOP                              2.5        2.1
    Issuance of Common Stock                              0.9         -
    Sale of Preferred Stock                                -        84.5
    Sale of Common Stock held in treasury                 0.3        0.1
    Dividends paid                                       (9.7)      (7.5)
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (33.0)      64.4
  Net increase (decrease) in cash and cash equivalents    5.5       (5.0)
  Cash and cash equivalents at beginning of period       12.8       17.5
  Cash and cash equivalents at end of period          $  18.3   $   12.5

  See accompanying Notes to Consolidated Financial Statements.




                              DIAMOND SHAMROCK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  1.  Financial Statements

  The consolidated financial statements as of June 30, 1994 and for the three months and six months ended June 30, 1994 and 1993 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

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

  With respect to the unaudited consolidated financial information of the Company as of June 30, 1994, and for the three months and six months ended June 30, 1994 and 1993, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

  2.  Inventories

  Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment and propylene products in the Allied Businesses segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment were recorded at their LIFO costs.

  3.  Long-term Debt

  The Company currently has outstanding $150.0 million of debt which is designated as the 10.75% Senior Notes. As of May 1, 1994, $30.0 million of the Long-term debt became payable within one year. Since the Company intends to refinance the $30.0 million repayment by the use of commercial paper or other credit facilities which would be classified as long-term, and the Company has the capacity to do so, the current portion of the long-term debt payable on April 30, 1995 has been classified as long-term debt.

  4.  Commitments and Contingencies

  In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1993 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $58.2 million as of June 30, 1994, including $2.2 million and $4.8 million paid during the three months and six months ended June 30, 1994, respectively (see Note 3 of the 1993 Form 10-K for a discussion of the change in the method of accounting for the liability).


                      REVIEW BY INDEPENDENT ACCOUNTANTS

  With respect to the unaudited consolidated financial information of the Company as of June 30, 1994 and the three months and six months ended June 30, 1994 and 1993, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 10, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                 REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS



  To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

  We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. and its subsidiaries as of June 30, 1994 and for the quarters and six months ended June 30, 1994 and 1993. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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


  PRICE WATERHOUSE LLP

  /s/ Price Waterhouse LLP

  San Antonio, Texas
  August 12, 1994

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  The following are the Company's sales and operating revenues and operating profit for the three months and six months ended June 30, 1994 and 1993. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                        Three Months      Six Months
                                            Ended            Ended
                                          June 30,          June 30,
                                        1994    1993      1994     1993
  Sales and Operating Revenues:
    Refining and Wholesale           $ 335.2  $ 328.2  $  639.2 $  639.1
    Retail                             242.1    255.1     454.5    479.4
    Allied Businesses                   69.2     73.6     136.6    159.2
  Total Sales and
    Operating Revenues               $ 646.5  $ 656.9  $1,230.3 $1,277.7

  Operating Profit:

    Refining and Wholesale           $  60.2  $  32.1  $   92.4 $   45.5
    Retail                               9.9     13.7      18.2     24.9
    Allied Businesses                    2.6      5.1       7.1     10.3
  Total Operating Profit             $  72.7  $  50.9  $  117.7 $   80.7


  Consolidated Results Second Quarter 1994 vs Second Quarter 1993

  Sales and operating revenues of $646.5 million for the second quarter of 1994 were 1.6% lower than in the same period of 1993, primarily due to a 10.9% decrease in retail gasoline prices and a 10.9% decrease in refined product sales prices. Also contributing to the decrease was a 16.1% decrease in natural gas liquids sales prices, partially offset by a 15.5% increase in refined product sales volumes and a 4.6% increase in retail merchandise sales.

  During the second quarter of 1994, the Company had net income of $27.5 million compared to net income of $16.5 million in the 1993 second quarter. The Company's second quarter 1994 results were positively impacted by higher refinery margins, particularly at the beginning of the quarter, and reflected the full benefit of the Three Rivers refinery expansion project.

  Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment and propylene products in the Allied Businesses segment were valued at market values (lower than LIFO cost). Motor fuel product inventories of the Retail segment were recorded at their LIFO costs.

  Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after-tax effect on net income from changes in inventory values was a positive $10.9 million and a negative $1.1 million in the second quarters of 1994 and 1993, respectively.

  Consolidated Results First Six Months 1994 vs First Six Months 1993

  Sales and operating revenues of $1.2 billion for the first six months of 1994 were $47.4 million lower than the same period of 1993. This decrease was primarily due to an 11.9% decrease in retail gasoline prices and a 17.6% and a 13.3% decrease in natural gas liquids sales prices and volumes, respectively, reflecting the cancellation of a contract during the second quarter of 1993 to process natural gas.

  During the first six months of 1994, the Company had net income of $39.7 million compared to net income of $21.5 million in the first six months of 1993 (before cumulative effect of accounting changes) reflecting higher refinery margins and an increase in the value of refinery inventories due primarily to crude oil price increases during the first six months of 1994. The estimated after-tax effect on net income from changes in inventory values was a positive $5.7 million and a negative $2.2 million in the first six months of 1994 and 1993, respectively.

  Segment Results Second Quarter 1994 vs Second Quarter 1993

  During the second quarter of 1994, the Refining and Wholesale segment had sales and operating revenues of $335.2 million compared to $328.2 million during the second quarter of 1993. The increase in sales and operating revenues was primarily due to a 15.5% increase in refined product sales volumes, reflecting the completion of the expansion of the Three Rivers refinery, partially offset by a 10.9% decrease in refined product sales prices. Operating profit in the second quarter of 1994 increased $28.1 million over the second quarter of 1993, primarily due to a 10.5% increase in refinery margins and a 15.5% increase in refined product sales volumes over the same period a year ago.

  The Retail segment in the second quarter of 1994 experienced a 5.1% decrease in sales and operating revenues compared to the second quarter of 1993. Such decrease was primarily due to a 10.9% decrease in retail gasoline prices, partially offset by a 4.6% increase in retail merchandise sales. Operating profit in the second quarter of 1994 was $9.9 million compared to $13.7 million in the second quarter of 1993.
  The decrease was primarily due to a 4.2% decrease in retail gasoline margins, partially offset by a 5.7% increase in gross merchandise margins and a $0.2 million increase in gross profit from lottery sales.

  During the second quarter of 1994, the Allied Businesses segment results reflected a decrease in sales and operating revenues of 6.0%, primarily due to a 16.1% decrease in natural gas liquids sales prices and a 33.7% decrease in propane/propylene revenues. Improvements in the Nitromite anhydrous ammonia fertilizer and telephone services businesses partially
  offset these decreases.   Operating profits were $2.6 million for the
  second quarter of 1994 compared to $5.1 million in the second quarter of 1993. Operating profits for this segment decreased primarily due to a decrease of $1.9 million and $1.8 million in propane/propylene splitter operating profit and international operations operating profit, respectively. These decreases were partially offset by a $2.2 million increase in Nitromite anhydrous ammonia fertilizer operating profit.

  Segment Results First Six Months 1994 vs First Six Months 1993


  Sales and operating revenues from the Refining and Wholesale segment were $639.2 million in the first six months of 1994 compared to $639.1 million during the first six months of 1993. A 15.7% increase in refined product sales volumes was partially offset by a 13.1% decrease in refined product sales prices. Operating profit in this segment for the period more than doubled that for the first six months of 1993, primarily due to a 27.1% increase in refinery margins and a 12.0% increase in refined product sales volumes over the first six months of 1993.

  The Retail segment results in the first six months of 1994 experienced a 5.2% decrease in sales and operating revenues, primarily due to a 11.9% decrease in retail gasoline prices. Operating profit in the first six months of 1994 was $18.2 million compared to $24.9 million in the first six months of 1993. The decrease was primarily due to a 4.7% decrease in retail gasoline margins, partially offset by a 2.7% increase in gross merchandise margins and a $0.9 million increase in gross profit from lottery sales.

  The Allied Businesses segment reflected a decrease in sales and operating revenues of 14.2% to $136.6 in the first six months of 1994. This decrease was primarily due to a 17.6% and a 13.3% decrease in natural gas liquids sales prices and volumes, respectively, reflecting the cancellation during the second quarter of 1993 of a contract to process natural gas. Operating profits decreased by $3.2 million in the first six months of 1994 from the first six months of 1993, primarily due to a $2.9 million reduction in propane/propylene splitter operating profit and a decrease of $2.5 million in natural gas processing operating profit, reflecting the shut down of the Company's natural gas processing facility in the second quarter of 1993.

  Outlook

  During the second quarter, refinery margins narrowed as world crude prices advanced sharply and refined product prices did not keep pace. To some extent during the period, the Company has been able to lower its crude oil acquisition costs, due in part to the supply flexibility which our crude oil pipeline system provides. In addition gasoline demand in the U.S. continues to exceed last years, due mainly to the strength of the economy, with the result that U.S. gasoline inventories are relatively low for this time of year. To the extent that crude oil prices stabilize, strong demand and lower than normal inventories should lead to reasonably good refining margins in the third quarter.

  Longer term, although demand for gasoline is expected to grow only modestly as fuel efficiency improves and alternative fuels are introduced, industry refining capacity is expected to remain constrained due to the impact of regulatory restrictions. The current regulatory restrictions ultimately are expected to contribute to the shut down of smaller, less efficient refineries and to discourage the construction of any new refineries in the United States. Management continues to believe that the Company is well-positioned to benefit from these conditions due to its efficient and strategically located refining, distribution, and marketing system.

  Liquidity and Capital Resources

  Cash Flow and Working Capital

  For the six months ended June 30, 1994, cash provided by operations was $98.1 million, compared with $4.9 million in the same period of 1993.
  The increase in cash provided by operations was primarily attributable to higher product sales volumes and improved refinery margins in the refining and wholesale segment, along with lower inventories.

  Working capital at June 30, 1994 was down $1.7 million from December 31, 1993, and consisted of current assets of $416.5 million and current liabilities of $282.4 million, or a current ratio of 1.5. At December 31, 1993, current assets were $356.2 million and current liabilities were $220.4 million, or a current ratio of 1.6. The increase in current assets and current liabilities in the first six months of 1994 was primarily due to a 18.6% increase in crude oil purchase prices during the period.

  Capital Expenditures

  The Company's capital and investment expenditures estimate for 1994 is approximately $165.0 million. The 1994 capital expenditures include approximately $88.0 million for the recently completed refined products pipeline from the McKee refinery to Colorado Springs, and for projects currently underway, namely the Colorado Springs to Denver products pipeline, a 400-mile pipeline to El Paso from McKee, and a crude oil storage terminal at Corpus Christi and pipeline to Three Rivers. The Company's capital and investment expenditures during 1993 were $131.8 million. The Company's 1994 capital expenditures were $58.9 million during the first six months of the year, compared with $72.1 million for the same period of 1993. Included in the first six months of 1993 capital expenditures was the major expansion of the Three Rivers refinery, completed in June 1993.

  The Company anticipates that its capital expenditures, as well as expenditures for debt service, lease obligations, working capital, and dividend requirements might at times exceed cash generated by operations. To the extent that the Company's requirements exceed cash generated by operations, the Company anticipates that it may access its commercial paper and bank money market facilities or issue medium- to long-term notes. The Company may also consider other alternatives depending upon various factors, including changes in its capital requirements, results of operations, and developments in the capital markets.

  The Company continued to enhance its retail marketing business in the first six months of 1994 with the announcement in June that the Company had signed an agreement with PDQ Food Stores of Colorado to acquire 18 outlets and the purchase of 8 outlets from TM&S Oil Company in El Paso, Texas. In addition, the Company opened 7 new outlets and closed 4 marginal units through June 30, 1994. The newly opened outlets and some of the newly acquired outlets are or will be leased by the Company under a pre-existing long-term lease arrangement. The Company has leased approximately $148.8 million in retail outlets and related equipment under these arrangements. During March, 1994 the Company arranged to expand the capacity of the lease by $25.0 million and extend the primary term applicable to a portion of the properties under the lease by two years. This expansion and extension became effective on April 23, 1994. At June 30, 1994, approximately $41.2 million remained available under the lease. This arrangement permits the Company to continue to expand its development and acquisition of retail outlets on a competitive basis. The Company presently anticipates constructing or acquiring approximately 45 to 50 additional outlets during 1994.

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


                         PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.

  On April 15, 1994, a subsidiary of the Company entered into a Consent Agreement in a pending administrative proceeding which had been instituted by the United States Environmental Protection Agency on April 8, 1992. The action concerned alleged regulatory violations in connection with waste water treatment facilities at the Company's Three Rivers Refinery. In compliance with the Final Order which was entered based upon the Consent Agreement, the Company's subsidiary tendered $170,000.00 to the Environmental Protection Agency in full and final settlement of all penalties assessed in connection with the alleged violations and completed all corrective actions required by the Consent Agreement.

  Item 4. Submission of Matters to a Vote of Security-Holders.

  The Company's 1994 Annual Meeting of Stockholders was held on May 3, 1994 in San Antonio, Texas. At that meeting, the Company's stockholders elected three directors to serve for a three-year term expiring in 1997 and they ratified appointment of Price Waterhouse LLP to serve as independent accountants for the Company and its subsidiaries for 1994.

  The number of votes cast for, against, or withheld, as well as the number of abstentions as to each matter, is set forth below:

                             Election of Directors

        Name                   Total Votes For       Total Votes Withheld

  W.H. Clark                    25,282,019                   109,855
  William L. Fisher, Ph.D.      25,306,540                    85,334
  Katherine D. Ortega           25,286,205                   105,669

             Ratification of Appointment of Independent Accountants

        For                      Against                  Abstain

       25,113,284                106,208                  172,382

  Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

  10.1 Second Amendment to Agreement for Ground Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of April 23, 1994.

  10.2 Second Amendment to Ground Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of April 23, 1994.

  10.3 Second Amendment to Agreement for Facilities Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of April 23, 1994.

  10.4 Second Amendment to Facilities Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of April 23, 1994.

  15.1  Independent Accountants' Awareness Letter

  (b)   Reports on Form 8-K

  No reports on Form 8-K were filed by the Company in the second quarter of 1994.



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


                                       DIAMOND SHAMROCK, INC.



                                       By /S/GARY E. JOHNSON
                                             Gary E. Johnson
                                             Vice President and Controller
                                             (Principal Accounting Officer)


  August 15, 1994

                                   EXHIBIT 10.1

                                SECOND AMENDMENT

                                       TO

                           AGREEMENT FOR GROUND LEASE

                                    between

                           BRAZOS RIVER LEASING L.P.

                                      and

                 DIAMOND SHAMROCK REFINING AND MARKETING COMPANY

                           Dated as of April 23, 1994



This Second Amendment to Agreement for Ground Lease has been manually executed in 8 counterparts, numbered consecutively from 1 through 8, of which this is No. _____. To the extent, if any, that this Second Amendment to Agreement for Ground Lease constitutes chattel paper (as such term is defined in the Uniform Commercial Code as in effect in any jurisdiction), no security interest in this Second Amendment to Agreement for Ground Lease may be created or perfected through the transfer or possession of any counterpart other than the original counterpart which shall be the counterpart identified as counterpart No. 1.

                     SECOND AMENDMENT TO AGREEMENT FOR GROUND LEASE


     This Second Amendment to Agreement for Ground Lease is made and entered into as of April 23, 1994, by and between BRAZOS RIVER LEASING L.P. ("Brazos") and DIAMOND SHAMROCK REFINING AND MARKETING COMPANY ("Diamond Shamrock R & M").

                              W I T N E S S E T H:

     WHEREAS, Brazos and Diamond Shamrock R & M have heretofore entered into an agreement for Ground Lease, dated as of April 23, 1992 (as amended by the First Amendment to Agreement for Ground Lease dated as of August 1, 1992, referred to herein together as the "Agreement for Ground Lease"); and

     WHEREAS, Brazos and Diamond Shamrock R & M desire to amend the Agreement for Ground Lease to extend the acquisition period and to otherwise set forth their mutual agreement; and

     WHEREAS, Brazos and Diamond Shamrock R & M agree that the provisions of this amendment shall apply, to the extent provided by law, to each Property hereafter acquired by Brazos under the Agreement for Ground Lease.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Brazos and Diamond Shamrock R & M agree that the Agreement for Ground Lease is hereby amended as follows:

     1. Section 3.06 of the Agreement for Ground Lease is hereby amended by deleting in subsection (i) in Section 3.06, the reference to "two years"
and inserting in lieu thereof "four years".

     2. Brazos and Diamond Shamrock R & M agree that this Second Amendment to Agreement for Ground Lease shall not be effective until the approvals required by Section 9.01 of the Credit Agreement have been obtained as evidenced by the execution of Amendment No. 2 by the necessary parties under the Credit Agreement.

     3. Defined terms used in this second Amendment to Agreement for Ground Lease and not otherwise defined herein have the meanings ascribed to those terms in the Agreement for Ground Lease.

     IN WITNESS WHEREOF, Brazos and Diamond Shamrock R & M have caused this Second Amendment to Agreement for Ground Lease to be executed and delivered by their duly authorized officers as of the day and year first above written.

                                        BRAZOS RIVER LEASING L.P.

                                        By:  Headwater Investments L.P.,
                                             its General Partner

                                             By:  Headwater Holdings, Inc.,
                                                  its General Partner


                                             By:  /s/ Gregory C. Greene
                                                  Gregory C. Greene,
                                                  President



                                        DIAMOND SHAMROCK REFINING AND
                                             MARKETING COMPANY


                                        By: /S/ R.C. Becker
                                        Name:   R.C. Becker
                                        Title:  Vice President and
                                                  Treasurer

                                     EXHIBIT 10.2

                                    SECOND AMENDMENT

                                          TO

                                GROUND LEASE AGREEMENT

                                        between
                               BRAZOS RIVER LEASING L.P.

                                         and

                    DIAMOND SHAMROCK REFINING AND MARKETING COMPANY

                              Dated as of April 23, 1994



     This Second Amendment to Ground Lease Agreement has been manually executed in 8 counterparts, numbered consecutively from 1 through 8, of which this is No. ____. To the extent, if any, that this Second Amendment to Ground Lease Agreement constitutes chattel paper (as such term is defined in the Uniform Commercial code as in effect in any jurisdiction), no security interest in this Second Amendment to Ground Lease Agreement may be created or perfected through the transfer or possession of any counterpart other than the original counterpart which shall be the counterpart identified as counterpart No. 1.


                      SECOND AMENDMENT TO GROUND LEASE AGREEMENT


     This Second Amendment to Ground Lease Agreement is made and entered into as of April 23, 1994, by and between BRAZOS RIVER LEASING L.P. ("Brazos") and DIAMOND SHAMROCK REFINING AND MARKETING COMPANY ("Diamond Shamrock R & M").

                                W I T N E S S E T H:

     WHEREAS, Brazos and Diamond Shamrock R & M have heretofore entered into a Ground Lease Agreement, dated as of April 23, 1992 (as amended by the First Amendment to Ground Lease Agreement dated as of August 1, 1992, referred to herein together as the "Ground Lease Agreement"); and

     WHEREAS, Brazos and Diamond Shamrock R & M desire to amend the Ground Lease Agreement to extend the lease term and to otherwise set forth their mutual agreement; and

     WHEREAS, Brazos and Diamond Shamrock R & M agree that the provisions of this amendment shall apply, to the extent provided by law, to each Property hereafter leased by Brazos under the Ground Lease Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Brazos and Diamond Shamrock R & M agree that the Ground Lease Agreement is hereby amended as follows:

     1. Section 5.01 of the Ground Lease Agreement is hereby amended by deleting the reference to "five years" and inserting in lieu thereof "seven years".

     2. Section 5.02 of the Ground Lease Agreement is hereby amended by deleting the reference to "2007" and inserting in lieu thereof "2009".

     3. Brazos and Diamond Shamrock R & M agree that this Second Amendment to Ground Lease Agreement shall not be effective until the approvals required by Section 9.01 of the Credit Agreement have been obtained as evidenced by the execution of Amendment No. 2 by the necessary parties under the Credit Agreement.

     4. Defined terms used in this Second Amendment to Ground Lease Agreement and not otherwise defined herein have the meanings ascribed to those terms in the Ground Lease Agreement.

     IN WITNESS WHEREOF, Brazos and Diamond Shamrock R & M have caused this Second Amendment to Ground Lease Agreement to be executed and delivered by their duly authorized officers as of the day and year first above written.

                                        BRAZOS RIVER LEASING L.P.

                                        By:  Headwater Investments L.P.,
                                             its General Partner

                                             By:  Headwater Holdings, Inc.,
                                                  its General Partner


                                             By:  /s/ Gregory C. Greene
                                                  Gregory C. Greene,
                                                     President



                                        DIAMOND SHAMROCK REFINING AND
                                             MARKETING COMPANY



                                        By: /S/ R.C. Becker
                                        Name:   R.C. Becker
                                        Title:  Vice President and
                                                  Treasurer

                                     EXHIBIT 10.3

                                   SECOND AMENDMENT

                                         TO

                            AGREEMENT FOR FACILITIES LEASE

                                       between

                              BRAZOS RIVER LEASING L.P.

                                         and

                    DIAMOND SHAMROCK REFINING AND MARKETING COMPANY

                             Dated as of April 23, 1994

     This Second Amendment to Agreement for Facilities Lease has been manually executed in 8 counterparts, numbered consecutively from 1 through 8, of which this is No. ______. To the extent, if any, that this Second Amendment to Agreement for Facilities Lease constitutes chattel paper (as such term is defined in the Uniform Commercial Code as in effect in any jurisdiction), no security interest in this Second Amendment to Agreement for Facilities Lease may be created or perfected through the transfer or possession of any counterpart other than the original counterpart which shall be the counterpart identified as counterpart No. 1.


                  SECOND AMENDMENT TO AGREEMENT FOR FACILITIES LEASE


     This Second Amendment to Agreement for Facilities Lease is made and entered into as of April 23, 1994, by and between BRAZOS RIVER LEASING L.P. ("Brazos") and DIAMOND SHAMROCK REFINING AND MARKETING COMPANY ("Diamond Shamrock R & M").

                                W I T N E S S E T H:

     WHEREAS, Brazos and Diamond Shamrock R & M have heretofore entered into an Agreement for Facilities Lease, dated as of April 23, 1992 (as amended by the First Amendment to Agreement for Facilities Lease dated as of August 1, 1992, referred to herein together as the "Agreement for Facilities Lease"); and

     WHEREAS, Brazos and Diamond Shamrock R & M desire to amend the Agreement for Facilities Lease to extend the acquisition period, to add additional equipment to the FF&E Specifications and to otherwise set forth their mutual agreement; and

     WHEREAS, Brazos and Diamond Shamrock R & M agree that the provisions of this amendment shall apply, to the extent provided by law, to each Facility hereafter acquired by Brazos under the Agreement for Facilities Lease.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Brazos and Diamond Shamrock R & M agree that the Agreement for Facilities Lease is hereby amended as follows:

     1. Section 2.02 of the Agreement for Facilities Lease is hereby amended by deleting "900,000" from the first and second sentences of such Section and inserting in lieu thereof, "1,000,000".

     2. Section 3.06 of the Agreement for Facilities Lease is hereby amended by deleting in subsection (i) in Section 3.06, the reference to "two years" and inserting in lieu thereof "four years".

     3. Brazos and Diamond Shamrock R & M agree that this Second Amendment to Agreement for Facilities Lease shall not be effective until the approvals required by Section 9.01 of the Credit Agreement have been obtained as evidenced by the execution of Amendment No. 2 by the necessary parties under the Credit Agreement.

     4. Defined terms used in this Second Amendment to Agreement for Facilities Lease and not otherwise defined herein have the meanings ascribed to those terms in the Agreement for Facilities Lease.

     IN WITNESS WHEREOF, Brazos and Diamond Shamrock R & M have caused this Second Amendment to Agreement for Facilities Lease to be executed and delivered by their duly authorized officers as of the day and year first above written.

                                        BRAZOS RIVER LEASING L.P.

                                        By:  Headwater Investments L.P.,
                                             its General Partner

                                             By:  Headwater Holdings, Inc.,
                                                  its General Partner



                                             By:  /s/ Gregory C. Greene
                                                  Gregory C. Greene,
                                                     President



                                        DIAMOND SHAMROCK REFINING AND
                                             MARKETING COMPANY



                                        By: /S/ R.C. Becker
                                        Name:   R.C. Becker
                                        Title:  Vice President and
                                                  Treasurer

                                   EXHIBIT 10.4

                                  SECOND AMENDMENT

                                        TO

                             FACILITIES LEASE AGREEMENT

                                      between

                              BRAZOS RIVER LEASING L.P.

                                       and

                   DIAMOND SHAMROCK REFINING AND MARKETING COMPANY

                             Dated as of April 23, 1994



     This Second Amendment to Facilities Lease Agreement has been manually executed in 8 counterparts, numbered consecutively from 1 through 8, of which this is No. ______. To the extent, if any, that this Second Amendment to Facilities Lease Agreement constitutes chattel paper (as such term is defined in the Uniform Commercial Code as in effect in any jurisdiction), no security interest in this Second Amendment to Facilities Lease Agreement may be created or perfected through the transfer or possession of any counterpart other than the original counterpart which shall be the counterpart identified as counterpart No. 1.


                    SECOND AMENDMENT TO FACILITIES LEASE AGREEMENT


     This Second Amendment to Facilities Lease Agreement is made and entered into as of April 23, 1994, by and between BRAZOS RIVER LEASING L.P. ("Brazos") and DIAMOND SHAMROCK REFINING AND MARKETING COMPANY ("Diamond Shamrock R & M").

                                W I T N E S S E T H:

     WHEREAS, Brazos and Diamond Shamrock R & M have heretofore entered into a Facilities Lease Agreement, dated as of April 23, 1992 (as amended by the First Amendment to Facilities Lease Agreement dated as of August 1, 1992, referred to herein together as the "Facilities Lease Agreement"); and

     WHEREAS, Brazos and Diamond Shamrock R & M desire to amend the Facilities Lease Agreement to extend the lease term and to otherwise set forth their mutual agreement; and

     WHEREAS, Brazos and Diamond Shamrock R & M agree that the provisions of this amendment shall apply, to the extent provided by law, to each Facility hereafter leased by Brazos under the Facilities Lease Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Brazos and Diamond Shamrock R & M agree that the Facilities Lease Agreement is hereby amended as follows:

     1. Section 5.01 of the Facilities Lease Agreement is hereby amended by deleting the reference to "five years" and inserting in lieu thereof "seven years".

     2. Section 5.03 of the Facilities Lease Agreement is hereby amended by deleting the reference to "2007" and inserting in lieu thereof "2009".

     3. Brazos and Diamond Shamrock R & M agree that this Second Amendment to Facilities Lease Agreement shall not be effective until the approvals required by Section 9.01 of the Credit Agreement have been obtained as evidenced by the execution of Amendment No. 2 by the necessary parties under the Credit Agreement.

     4. Defined terms used in this Second Amendment to Facilities Lease Agreement and not otherwise defined herein have the meanings ascribed to those terms in the Facilities Lease Agreement.

     IN WITNESS WHEREOF, Brazos and Diamond Shamrock R & M have caused this Second Amendment to Facilities Lease Agreement to be executed and delivered by their duly authorized officers as of the day and year first above written.

                                        BRAZOS RIVER LEASING L.P.

                                        By:  Headwater Investments L.P.,
                                             its General Partner

                                             By:  Headwater Holdings, Inc.,
                                                  its General Partner


                                             By:  /s/ Gregory C. Greene
                                                  Gregory C. Greene,
                                                     President


                                        DIAMOND SHAMROCK REFINING AND
                                             MARKETING COMPANY



                                        By: /s/ R.C. Becker
                                        Name:   R.C. Becker
                                        Title:  Vice President and
                                                  Treasurer

                              EXHIBIT 15.1

                 INDEPENDENT ACCOUNTANTS' AWARENESS LETTER







  Securities and Exchange Commission
  450 Fifth Street, N.W.
  Washington, D.C. 20549

  Dear Sirs:

  We are aware that Diamond Shamrock, Inc. has included our report dated August 12, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectuses constituting part of its Registration Statements on Form S-3 (Nos. 33-58744, 33-67166, and 33-67556) filed on February 24, 1993, August 9, 1993, and August 18, 1993, respectively, and on Form S-8 (Nos. 33-15268, 33-34306, and 33-50573)
  filed on June 22, 1987, April 13, 1990 and October 6, 1993, respectively. We are also aware of our responsibilities under the Securities Act of 1933.

  Yours very truly,

  /s/ Price Waterhouse LLP

  PRICE WATERHOUSE LLP


  San Antonio, Texas
  August 12, 1994