Form 10-Q
period 1994-09-30
DIAMOND SHAMROCK INC
filed 1994-11-14
CIK 810316

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1994

                                              or

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________to____________________

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

 (Registrant's telephone number, including area code:(210) 641-6800)
____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at October 31, 1994: 29,013,673

                           PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                DIAMOND SHAMROCK, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                     (dollars in millions, except per share data)

                                      Three Months          Nine Months
                                        Ended                 Ended
                                      September 30,        September 30,
                                      1994     1993        1994       1993
REVENUES
Sales and operating revenues      $  700.4  $   650.5  $ 1,930.7  $ 1,928.2
Other revenues, net                    3.8        3.1       10.9        7.8
                                     704.2      653.6    1,941.6    1,936.0
COSTS AND EXPENSES
Cost of products sold and
  operating expenses                 613.8     582.2     1,675.2    1,730.6
Depreciation                          17.9      17.4        52.5       47.4
Selling and administrative            18.2      15.0        52.2       44.4
Taxes other than income taxes         10.6       9.3        30.4       29.5
Interest                              10.8      11.0        32.1       29.6
                                     671.3     634.9     1,842.4    1,881.5
Income Before
  Tax Provision and
  Cumulative Effect of
  Accounting Changes                  32.9      18.7        99.2       54.5
Provision for Income Taxes            12.3       9.4        38.9       23.7
Income Before
  Cumulative Effect of
  Accounting Changes                  20.6       9.3        60.3       30.8
Cumulative Effect of
  Accounting Changes                    -         -          -        (14.2)
Net Income                            20.6       9.3        60.3       16.6
Dividend Requirement
  on Preferred Stock                   1.1       1.1         3.2        1.3
Earnings Applicable to
  Common Shares                   $   19.5  $    8.2  $     57.1  $    15.3
Primary Earnings (Loss)
 Per Share
  Before Accounting Changes       $   0.67  $   0.28  $     1.96  $    1.02
  Cumulative Effect
    of Accounting Changes              -         -           -        (0.49)
      Total                       $   0.67  $   0.28  $     1.96  $    0.53
Fully Diluted Earnings (Loss)
 Per Share
  Before Accounting Changes       $   0.64  $   0.28  $     1.86  $    1.02
  Cumulative Effect
    of Accounting Changes              -         -           -        (0.49)
      Total                       $   0.64  $   0.28  $     1.86   $   0.53

Cash Dividends Per Share
  Common                          $   0.13  $   0.13  $     0.39   $   0.39
  Preferred                       $  0.625  $   0.655 $     1.875  $    -
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                         29,142    28,893     29,135     28,845
    Fully Diluted                   32,397    32,233     32,391     30,289

See accompanying Notes to Consolidated Financial Statements.

                                 DIAMOND SHAMROCK, INC.
                               CONSOLIDATED BALANCE SHEET
                  (dollars in millions, except per share data)

                                                 September 30,   December 31,
                                                    1994           1993
                                                (Unaudited)
                              ASSETS
Current Assets
  Cash and cash equivalents                      $   14.8       $   12.8
  Receivables, less doubtful receivables
    of $5.5; $5.5 in 1993                           194.9          148.8
  Inventories
    Finished products                               128.3          114.0
    Raw materials                                    71.1           47.9
    Supplies                                         32.5           24.1
                                                    231.9          186.0
  Prepaid expenses                                   10.5            8.6
    Total Current Assets                            452.1          356.2
Properties and Equipment, less accumulated
  depreciation of $598.6; $550.9 in 1993            980.9          941.1
Deferred Charges and Other Assets                    48.7           51.9
                                                 $1,481.7       $1,349.2

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year         $    3.7       $    3.5
  Accounts payable                                  104.4           88.5
  Accrued taxes                                      62.1           56.9
  Accrued royalties                                   7.2            7.1
  Current portion of Long-term Liability              8.0            8.0
  Other accrued liabilities                          86.0           56.4
    Total Current Liabilities                       271.4          220.4

Long-term Debt                                      501.6          486.2
Deferred Income Taxes                                65.3           48.7
Other Liabilities and Deferred Credits               65.0           66.2

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares 1,725,000;
      1,725,000 in 1993                               0.0           0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,014,706; 28,927,217
      in 1993
    Outstanding shares - 29,013,163; 28,903,468
      in 1993                                         0.3           0.3
  Paid-in Capital                                   447.2         444.8
  ESOP Stock and Stock Held in Treasury             (44.8)        (47.9)
  Retained Earnings                                 175.7         130.5
    Total Stockholders' Equity                      578.4         527.7
                                                 $1,481.7      $1,349.2

See accompanying Notes to Consolidated Financial Statements.

                             DIAMOND SHAMROCK, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (dollars in millions)

                                                      Nine Months Ended
                                                        September 30,
                                                     1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  60.3      $  16.6
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation                                      52.5         47.4
    Deferred income taxes                             16.8         (6.4)
    Loss on sale of properties and equipment           2.0          1.6
    Cumulative Effect of Accounting Changes             -          23.6
    Cash flow from futures activity                    8.9          1.9
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable     (46.1)       (15.5)
      Decrease (increase) in inventories             (45.9)       (61.6)
      Decrease (increase) in prepaid expenses         (1.9)        (4.2)
      Increase (decrease) in accounts payable         15.9         28.5
      Increase (decrease) in taxes payable             5.2          8.7
      Increase (decrease) in accrued liabilities      29.7          1.0
    Other, net                                        11.9         12.8
NET CASH PROVIDED BY OPERATING ACTIVITIES            109.3         54.4

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of futures contracts                     (115.9)      (113.5)
  Settlement of futures contracts                    107.0        111.6
  Proceeds from sales of facilities                    4.1          1.5
  Purchase of properties and equipment               (95.8)       (92.6)
  Expenditures for investments                        (3.8)        (1.0)
NET CASH (USED IN) INVESTING ACTIVITIES             (104.4)       (94.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in commercial paper                    -        (108.6)
  Increases in long-term debt                        162.3        316.8
  Repayments of long-term debt                      (146.7)      (228.7)
  Payments of long-term liability                     (7.8)        (8.4)
  Funds received from ESOP                             2.5          2.1
  Issuance of Common Stock                             0.9          1.5
  Sale of Preferred Stock                               -          84.3
  Sale of Common Stock held in treasury                0.4          0.2
  Dividends paid                                     (14.5)       (12.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (2.9)        46.8
Net increase in cash and cash equivalents              2.0          7.2
Cash and cash equivalents at beginning of period      12.8         17.5
Cash and cash equivalents at end of period         $  14.8      $  24.7

See accompanying Notes to Consolidated Financial Statements.

                              DIAMOND SHAMROCK, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Financial Statements

The consolidated financial statements as of September 30, 1994 and for the three months and nine months ended September 30, 1994 and 1993 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

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

With respect to the unaudited consolidated financial information of the Company as of September 30, 1994, and for the three months and nine months ended September 30, 1994 and 1993, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Significant Accounting Policies

The Company includes purchased items in inventory when the product has been delivered and/or when title has passed to the Company. Imbalances in product exchanges are also reflected in the inventory account balance. Products owed to the Company are included in inventory and products owed to exchange partners are excluded from inventory.

3.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At September 30, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment and propylene products in the Allied Businesses segment were recorded at their LIFO costs.

4.  Long-term Debt

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

5.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1993 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $61.2 million as of September 30, 1994, including $3.0 million and $7.8 million paid during the three months and nine months ended September 30, 1994, respectively (see Note 3 of the 1993 Form 10-K for a discussion of the change in the method of accounting for the liability).









                             REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of September 30, 1994 and for the quarters and nine months ended September 30, 1994 and 1993, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 11, 1994 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.


                 REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. and its subsidiaries as of September 30, 1994 and for the quarters and nine months ended September 30, 1994 and 1993. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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


San Antonio, Texas
November 11, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months and nine months ended September 30, 1994 and 1993. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                       Three Months          Nine Months
                                          Ended                 Ended
                                       September 30,         September 30,
                                     1994      1993          1994     1993
Sales and Operating Revenues:
  Refining and Wholesale           $ 357.5  $  336.0    $  996.7 $  975.1
Retail                               267.1     253.5       721.6    732.9
Allied Businesses                     75.8      61.0       212.4    220.2
Total Sales and
  Operating Revenues               $ 700.4  $  650.5    $1,930.7 $1,928.2

Operating Profit:
  Refining and Wholesale           $  37.9  $   19.2    $  130.4 $   64.7
Retail                                16.0      21.0        34.2     45.9
Allied Businesses                      5.4       2.6        12.4     12.9
Total Operating Profit             $  59.3  $   42.8    $  177.0 $  123.5


Consolidated Results Third Quarter 1994 vs Third Quarter 1993

Sales and operating revenues of $700.4 million for the third quarter of 1994 were 7.7% higher than for the same period of 1993, primarily due to a 4.8% increase in refined product sales prices, a 1.9% increase in refined product sales volumes, a 3.8% increase in retail gasoline prices, and a 5.8% increase in retail merchandise sales. In addition there was a 68.7% increase in sales from the propane/propylene splitter, primarily due to a 41.1% and a 32.1% increase in polymer grade propylene prices and volumes, respectively.

During the third quarter of 1994, the Company had net income of $20.6 million compared to net income of $9.3 million in the 1993 third quarter. The Company's third quarter 1994 results were positively impacted by an increase in the value of refinery inventories due primarily to crude oil price increases during the period. This increase in net income was also attributable to increased operating profits from the Company's propane/propylene splitter and Nitromite anhydrous ammonia fertilizer businesses, primarily due to increased sales volumes and margins. These increases in net income were partially offset by a decrease in operating profit from the Company's Retail segment, primarily due to a 11.3% decrease in retail gasoline margins.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At September 30, 1994, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel product inventories of the Retail segment and propylene products in the Allied Businesses segment were recorded at their LIFO costs.

Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of inventories on net income. The estimated after-tax effect on net income from changes in inventory values was a positive $2.9 million and a negative $5.6 million in the third quarters of 1994 and 1993, respectively.

Consolidated Results First Nine Months 1994 vs First Nine Months 1993

Sales and operating revenues of $1.9 billion for the first nine months of 1994 were $2.5 million higher than for the same period of 1993. This increase was primarily due to a 10.6% increase in refined product sales volumes and a 4.1% increase in sales from the Company's Nitromite anhydrous ammonia fertilizer business, reflecting increased sales volumes and prices. Partially offsetting this increase was a 6.6% decrease in retail gasoline prices, a 13.8% and a 7.2% decrease in natural gas liquids sales prices and volumes, respectively, and a 7.7% decrease in refined product sales prices.

During the first nine months of 1994, the Company had net income of $60.3 million compared to net income (before cumulative effect of accounting changes) of $30.8 million in the first nine months of 1993 reflecting higher refinery margins and an increase in the value of refinery inventories due primarily to crude oil price increases during the first nine months of 1994. The estimated after-tax effect on net income from changes in inventory values was a positive $8.1 million and a negative $7.8 million in the first nine months of 1994 and 1993, respectively.

Segment Results Third Quarter 1994 vs Third Quarter 1993

During the third quarter of 1994, the Refining and Wholesale segment had sales and operating revenues of $357.5 million compared to $336.0 million during the third quarter of 1993. The increase in sales and operating revenues was primarily due to a 5.4% increase in refined product sales prices and a 1.5% increase in refined products sales volumes reflecting the completion of the expansion of the Three Rivers refinery. Operating profit in the third quarter of 1994 increased $18.7 million over that for the third quarter of 1993, primarily due to a 1.5% increase in refined product sales volumes over the same period a year ago, and an increase in the value of refinery inventories due primarily to crude oil price increases during the third quarter of 1994. The estimated after-tax effect on net income from changes in inventory values was a positive $2.9 million and a negative $5.6 million in the third quarter of 1994 and 1993, respectively.

The Retail segment in the third quarter of 1994 experienced a 5.4% increase in sales and operating revenues compared to the third quarter of 1993. Such increase was primarily due to a 3.8% increase in retail gasoline prices and a 5.8% increase in retail merchandise sales. Operating profit in the third quarter of 1994 was $16.0 million compared to $21.0 million in the third quarter of 1993. The decrease was primarily due to an 11.3% decrease in retail gasoline margins.

During the third quarter of 1994, the Allied Businesses segment results reflected an increase in sales and operating revenues of 24.3%, primarily due to a 68.7% increase in propane/propylene revenue, reflecting a 41.1% and a 32.1% increase in polymer grade propylene prices and volumes, respectively. Also contributing to the increase in sales and operating revenues was a 23.1% increase in telephone services revenue, and a 36.6% improvement in the Nitromite anhydrous ammonia fertilizer revenue reflecting increased sales volumes and prices during the period. Operating profits were $5.4 million for the third quarter of 1994 compared to $2.6 million in the third quarter of 1993. Operating profits for this segment increased primarily due to an increase of $2.4 million and $1.4 million in propane/propylene splitter and Nitromite anhydrous ammonia fertilizer businesses operating profits, respectively, reflecting improved sales volumes and margins.

Segment Results First Nine Months 1994 vs First Nine Months 1993

Sales and operating revenues from the Refining and Wholesale segment were $996.7 million in the first nine months of 1994 compared to $975.1 million during the first nine months of 1993. A 10.6% increase in refined product sales volumes was partially offset by a 7.5% decrease in refined product sales prices. Operating profit in this segment for the period more than doubled that for the first nine months of 1993, primarily due to a 19.2% increase in refinery margins over the first nine months of 1993.

The Retail segment results in the first nine months of 1994 reflected a 1.5% decrease in sales and operating revenues, primarily due to a 6.6% decrease in retail gasoline prices, partially offset by a 1.7% increase in retail gasoline sales volumes. Operating profit in the first nine months of 1994 was $34.2 million compared to $45.9 million in the first nine months of 1993. The decrease was primarily due to a 7.3% decrease in retail gasoline margins, partially offset by a 3.7% increase in gross merchandise margins and a $0.9 million increase in gross profit from lottery sales.

The Allied Businesses segment results reflected a decrease in sales and operating revenues of 3.5% to $212.4 million in the first nine months of 1994 as compared to the same period in 1993. This decrease was primarily due to a 13.8% and a 7.2% decrease in natural gas liquids sales prices and volumes, respectively, reflecting the cancellation during the second quarter of 1993 of a contract to process natural gas. This decrease in sales and operating revenues was partially offset by a $12.2 million increase in the Nitromite anhydrous ammonia fertilizer sales and operating revenue and an improvement of $5.5 million in telephone services sales and operating revenue. Operating profit in the first nine months of 1994 was $12.4 million compared to $12.9 million in the first nine months of 1993. The decrease in operating profit was primarily due to an increase in international operations operating expenses and a decrease in natural gas processing operating profit, reflecting the shutdown of the Company's natural gas processing facility in the second quarter of 1993. This decrease was offset by a $4.2 million and a $2.2 million increase in operating profit in the Company s Nitromite anhydrous ammonia fertilizer and natural gas liquids pipeline businesses, respectively.

Outlook

Early in the third quarter, product prices strengthened and helped to improve industry-wide refining margins. With the end of the driving season and the effective reduction of inventories of regular gasoline by refiners in order to start reformulated fuel production, refining margins rapidly weakened in September. Refining margins have since improved somewhat. Partially offsetting the weakness in refining margins were strong marketing margins and volumes in the third quarter as compared to earlier periods. While marketing margins have decreased slightly since the end of the third quarter, they remain higher than all of the quarterly average margins for 1994.

Longer term, although demand for gasoline is expected to grow only modestly as fuel efficiency improves and alternative fuels are introduced, industry refining capacity is expected to remain constrained due to the impact of regulatory restrictions. The current regulatory restrictions ultimately are expected to contribute to the shutdown of smaller, less efficient refineries and to discourage the construction of new refineries in the United States. Management continues to believe that the Company is well-positioned to benefit from these conditions due to its efficient and strategically located refining, distribution, and marketing system.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the nine months ended September 30, 1994, cash provided by operations was $109.3 million, compared with $54.4 million in the same period of 1993. Working capital at September 30, 1994 was up $44.9 million from December 31, 1993, and consisted of current assets of $452.1 million and current liabilities of $271.4 million, or a current ratio of 1.7. At December 31, 1993, current assets were $356.2 million and current liabilities were $220.4 million, or a current ratio of 1.6. Accounts Receivable at September 30, 1994 were up $46.1 million from December 31, 1993, primarily due to higher refined product sales volumes.

Capital Expenditures

The Company's capital and investment expenditures estimate for 1994 is approximately $140.0 million. The 1994 capital expenditures include approximately $88.0 million for the recently completed refined products pipeline from the McKee refinery to Colorado Springs, and for projects currently underway, namely the Colorado Springs to Denver products pipeline, a 400-mile pipeline to El Paso from McKee, and a crude oil storage terminal at Corpus Christi and pipeline to Three Rivers. The Company's capital and investment expenditures during 1993 were $131.8 million. The Company's 1994 capital expenditures were $95.8 million during the first nine months of the year, compared with $92.6 million for the same period of 1993. Included in the first nine months of 1993 capital expenditures was the major expansion of the Three Rivers refinery, completed in June 1993. The Company's 1995 capital budget is estimated to be $190.0 million and includes carryover spending from projects currently underway such as the pipeline to El Paso, the Colorado Springs to Denver pipeline, the Corpus Christi crude oil terminal and pipeline, and the TAME unit at the McKee refinery.

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

The Company continued to enhance its retail marketing business in the first nine months of 1994 with the acquisition of 8 outlets in El Paso, Texas and the announcement in June that the Company had signed an agreement to acquire 18 outlets in Colorado. The acquisition of the 18 Colorado outlets was completed on November 10, 1994. In addition, the Company opened 10 new outlets and closed 4 marginal units through September 30, 1994. The newly opened outlets and some of the newly acquired outlets are or will be leased by the Company under a pre-existing long-term lease arrangement. The Company has leased approximately $154.0 million in retail outlets and related equipment under these arrangements. The Company has entered into agreements to extend the primary term applicable to the properties under the lease by two years, to April, 1999. At September 30, 1994, approximately $36.0 million remained available under the lease. The Company presently anticipates constructing or acquiring a total of approximately 45 to 50 outlets during 1994.

Regulatory Matters

It is expected that rules and regulations implementing the federal, state, and local laws relating to health, safety and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health, safety or environmental legislation, rules or regulations will be enacted in the future or how existing or future laws, rules or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment and for the manufacture and distribution of reformulated fuel.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 First Amendment to Agreement for Ground Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of June 1, 1994.

10.2 First Amendment to Ground Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of
June 1, 1994.

10.3 First Amendment to Agreement for Facilities Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of June 1, 1994.

10.4 First Amendment to Facilities Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of June 1, 1994.

10.5 Third Amendment to Agreement for Ground Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of September 16, 1994.

10.6 Third Amendment to Ground Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of September 16, 1994.

10.7 Third Amendment to Agreement for Facilities Lease between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of September 16, 1994.

10.8 Third Amendment to Facilities Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company, dated as of September 16, 1994.

15.1  Independent Accountants' Awareness Letter.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company in the third quarter of 1994.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIAMOND SHAMROCK, INC.



                                    By /S/ GARY E. JOHNSON
                                           Vice President and Controller
                                     (Principal Accounting Officer)

November 11, 1994