Form 10-K
period 1994-12-31
DIAMOND SHAMROCK INC
filed 1995-03-28
CIK 810316

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                          ___________________

                               Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                 Commission File Number
    December 31, 1994                              1-9409
                          ___________________

                        DIAMOND SHAMROCK, INC.
        (Exact Name of Registrant as Specified in its Charter)

         Delaware                                 74-2456753
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

  9830 Colonnade Boulevard
     San Antonio, Texas                             78230
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $721,527.464.

     Shares of Common Stock outstanding at March 1, 1995 -- 28,717,511.


                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1994, filed as Exhibits 13.1 and 13.2 hereto, are incorporated by reference into Parts I and II hereof. Portions of the registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

                                 PART I

Item 1.   Business.

     Diamond Shamrock, Inc. (the "Company") is the leading independent refiner and marketer of petroleum products in the southwestern United States. The Company operates two crude oil refineries located in Texas and is engaged in the wholesale and retail marketing of refined petroleum products in an eight state area. The Company sells gasoline and merchandise through Company-operated retail outlets concentrated in Texas, Colorado, New Mexico, and Louisiana, and distributes gasoline through independently owned Diamond Shamrock branded outlets in Texas and nearby states. The Company also stores and markets natural gas liquids, manufactures and markets anhydrous ammonia and polymer-grade propylene, and operates certain other related businesses.

     The Company was incorporated in Delaware in February, 1987, and became a publicly owned corporation effective April 30, 1987 as a result of the distribution of its common stock to the stockholders of Maxus Energy Corporation, its former parent. On February 1, 1990 the name of the Company was changed from Diamond Shamrock R&M, Inc. to Diamond Shamrock, Inc.

     A description of the general development and conduct of the business of the Company is set forth below. Consolidated financial information for the Company for the year ended December 31, 1994 and for certain prior years, including Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and Selected Financial Data, is included in this report as Exhibits 13.1 and 13.2, and all such information is incorporated into this report by reference. Information concerning outside sales and operating revenues and operating profit for the Company and each of its business segments for the three years ended December 31, 1994, together with information concerning the identifiable assets of the various business segments as of December 31, 1992, 1993, and 1994, is set forth in Note 4 contained in
Exhibit 13.2, which is incorporated herein by reference.

Refining

     The Company owns and operates two modern refineries strategically located near its key markets. The McKee Refinery, located near Amarillo, Texas, and the Three Rivers Refinery, located near San Antonio, Texas, have an aggregate refining capacity of approximately 205,000 barrels of crude oil per day
(135,000 barrels at the McKee Refinery and 70,000 barrels at the Three Rivers Refinery). The Company operated its refineries at levels which averaged in excess of 95% of capacity in 1994. Approximately 94% of the refinery outputs are high-value products, including gasoline, diesel, jet fuels, and liquefied petroleum gases. The refineries also produce sulfur, sulfuric acid, ammonium thiosulfate, refinery grade propylene, fuel oil, asphalt, and carbon black oil.


     The Company believes that it is at or near the top of its peer group in productivity, capacity utilization, and operational cost efficiency. The Company continually strives to increase its refinery efficiency, control costs, retain its competitive edge, and meet changing market demands.

     The completion of certain debottlenecking projects at the McKee Refinery during 1993 and 1994 increased its refining capacity to approximately 135,000 barrels per day. Other projects at the refinery in recent years permit it to meet various federally mandated fuel specifications. Specifically, preparations were completed at the McKee Refinery during 1994 for the production of reformulated gasoline ("RFG"), as required by the 1990 Clean Air Act Amendments, and production of RFG commenced in November 1994. In 1993, a desulfurization unit was completed at the McKee Refinery which enabled the refinery to meet lower sulfur specifications for on-road diesel which went into effect on October 1 of that year.

     The Company recently commenced construction of a tertiary amyl methyl ether ("TAME") unit at the McKee Refinery. The new TAME unit will make the production of RFG more cost effective for the Company when completed in mid-1995.

     At the Three Rivers Refinery, 1994 saw the first full year of operation of several projects completed in 1993 which increased the refinery's crude oil throughput capacity to 70,000 barrels per day. This expansion included construction of a hydrocracker and modification of a continuous regeneration reformer and crude distillation unit. Completion of these projects enabled the refinery to increase gasoline production capacity by approximately 50% and production capacity for other distillates, including diesel, by approximately 25%. It also enabled the refinery to meet diesel desulphurization requirements.

     In 1995, the Company will commence several projects that will expand the Three Rivers Refinery's crude oil throughput capacity to approximately 85,000 barrels per day. This expansion, which includes construction of a demetalized oil hydrotreater, a hydrogen plant, and a sulphur recovery plant, as well as expansion of the crude unit, will be completed in 1996.

     The Company owns a natural gas processing facility located at the McKee Refinery. Upon termination of a gas processing agreement as of January 1993, the operation of the facility was phased out. This facility has a throughput capacity of more than 172 million cubic feet of natural gas per day. The Company has no present plans to resume operation of the gas processing plant.

Supply and Distribution

     Because of the volatility of crude oil prices over recent years, the flexibility to supply the Company's refineries from a variety of sources is an essential part of being competitive. The Company's network of crude oil pipelines gives the Company the ability to acquire crude oil from producing leases, major domestic oil trading centers, and Gulf Coast ports, and to transport crude oil to the Company's refineries at a competitive cost.

     The McKee Refinery has access to crude oil from the Texas Panhandle, Oklahoma, southwestern Kansas, and eastern Colorado through approximately 1,200 miles of crude oil pipeline owned or leased (in whole or in part) by the Company. This refinery is also connected by common carrier pipelines to the major crude oil centers of Cushing, Oklahoma and Midland, Texas.

     During 1994, the Company continued to benefit from its Wichita Falls crude oil pipeline completed in 1992. At Wichita Falls the 50,000 barrel per day pipeline has access to major pipelines which transport crude oil from the Texas Gulf Coast and major West Texas oil fields into the Mid-Continent region.

     The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. To enhance its access to foreign crude oil, the Company recently completed a new crude oil terminal located at the Port of Corpus Christi, which has a total storage capacity of 1.2 million barrels. The new crude oil terminal is connected to the Three Rivers Refinery by a newly installed 70 mile pipeline which has the capacity to deliver 120,000 barrels of crude oil per day to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate crude oil through common carrier pipelines and to crude oil production in South Texas.

     The Company acquires a major portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing the crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline systems.

     While the Company has no crude oil reserves and its operations could be adversely affected by fluctuations in availability of crude oil and other supplies, the Company believes that current domestic and foreign sources of crude oil will be sufficient to meet the Company's requirements for the foreseeable future.

     The Company's refined products are distributed primarily through the Company's approximately 2,484 miles of refined products pipelines and its 16 terminals. The Company's refined products terminal near Dallas, the Southlake Terminal, also receives products from the Explorer Pipeline, a major common carrier of refined products from the Houston area.

     Over the last several years the Company has added significantly to its product distribution system. This has been accomplished in part by the construction of new product pipelines to connect the Company's refineries to expanding markets and in part by adding to or purchasing additional capacity in existing product pipelines.

     Available carrying capacity in the Amarillo-Tucumcari-Albuquerque products pipeline, which carries products from the McKee refinery, has been expanded both by purchase of one-half of the interest of a pipeline partner, and by construction projects that expanded the carrying capacity of that line by an additional 2,000 barrels per day, so that at the end of 1994 it provided a total product delivery capacity from the McKee Refinery of 12,600 barrels per day. In the first quarter of 1994, the Company completed construction of a products pipeline from the McKee Refinery to the Colorado Springs, Colorado area. The project includes a 10-inch pipeline with an initial capacity of 32,000 barrels per day, covering approximately 258 miles, and a terminal facility near Colorado Springs, Colorado. Subject to obtaining regulatory approvals, the Company plans to construct an extension of that pipeline to Denver.

     The Company has connected its product pipeline running from the McKee Refinery to the Southlake Terminal to those of another gasoline refiner and marketer at Wichita Falls, Texas and at Southlake, Texas. At the end of 1994, the new connections enabled the Company to deliver an additional 2,500 barrels of gasoline per day from the McKee Refinery to Wichita Falls as part of a product exchange arrangement, and to deliver an additional 9,000 to 18,000 barrels of gasoline per day from the McKee Refinery to the Southlake Terminal for sale at a specified margin above the spot market price.

     In February 1995, the Company commenced construction of a 420-mile, 10-inch pipeline from the McKee Refinery to El Paso, Texas, which will have an initial capacity to deliver 25,000 barrels per day of refined products. The Company has also commenced construction of a new product terminal at El Paso, with total associated storage capacity of approximately 500,000 barrels. The new pipeline will give the Company the capability of delivering refined products from the McKee Refinery to the El Paso market, in which the Company has established a significant market presence, and also give it the capability to deliver refined products to markets in Arizona through a common carrier pipeline originating in El Paso. Completion of the new pipeline is anticipated by the end of 1995.

     The Company expanded the Three Rivers Refinery product distribution system in 1992 with a newly constructed refined products terminal near Laredo, Texas. The project required construction of a 100-mile refined products pipeline connecting the terminal to the Three Rivers Refinery. The new terminal enables the Company to deliver approximately 15,000 barrels per day of refined products to southwest Texas and adjacent market areas in Mexico.

     The Company has historically entered into product exchange and purchase agreements with unaffiliated companies. Exchange agreements provide for the delivery to unaffiliated companies of refined products at the Company's terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Such arrangements enable the Company to broaden its geographical distribution capabilities and supply markets not connected to its refined products pipeline system. Most of the Company's exchanges and purchase arrangements are long-standing arrangements, but generally can be terminated on 30 to 90 days notice. Products are currently received on exchange or by purchase through 43 terminals and distribution points throughout the Company's principal marketing areas.

Marketing

     The Company has a strong brand identification in much of its eight-state marketing area. The volume of gasoline the Company sells through its network of 810 Company-operated retail outlets is equal to approximately 47% of the gasoline the Company produces at its refineries. The volume of gasoline the Company sells to independent branded and unbranded jobbers, commercial, and end user accounts, and other marketers exceeds the remainder of the Company's gasoline production. To the extent the Company's requirements exceed the production at its refineries, the balance is made up through spot market purchases of gasoline from other refiners.

     Total motor fuel outlets at the dates indicated below were as follows:
                                                  December 31,
                                            1994     1993     1992

Company Owned and Operated                   496      504      518
Company Leased and Operated                  314      272      243
Total Company Operated                       810      776      761

Jobber Operated                            1,206    1,194    1,163

Total Motor Fuel Outlets                   2,016    1,970    1,924

     As of December 31, 1994, Company-operated retail outlets were located in Texas (632), Colorado (119), Louisiana (37), and New Mexico (22). Most of the Company's stores are modern, attractive, high-volume gasoline outlets. In addition, these outlets sell a wide variety of products such as groceries, health and beauty aids, fast foods, and beverages.

     The Company plans to open approximately 30 new retail outlets during 1995.

     The Company opened 17 new retail outlets in 1994. In 1994, the Company also purchased 18 retail outlets in Colorado, and eight retail outlets in El Paso, Texas, all from independent gasoline distributors which were not previously Company distributors. These outlets have been reidentified under the Diamond Shamrock brand.

     In 1993, the Company opened nine new outlets, and purchased an additional
19.  In 1992, the Company opened 12 new retail outlets.

     The Company has an ongoing program to modernize and upgrade the retail outlets it operates. These efforts are designed to improve appearances and create a uniform look easily recognizable by customers. Exterior improvements generally include the installation of new price signs, lighting, and canopies over the gasoline pumping areas. The program also includes the installation of computer-controlled pumping equipment and the renovation of interiors.

     The Company is continuing its program of closing and selling retail outlets which have marginal profitability or which are situated outside its principal marketing areas. During 1994, the Company closed 10 such outlets.

     As of December 31, 1994, 135 independent jobbers supplied 1,206 "Diamond Shamrock" branded retail outlets located in eight states. The Company enjoys long-term relationships with many of its jobbers. Representatives from 20 jobbers make up a Jobber Council that meets on a regular basis with the Company's management to communicate concerns, and to learn about opportunities and developments in the Company's marketing program.

     During the past three years, the Company has made a number of significant improvements to its jobber assistance programs in an on-going effort to improve the quality of the "Diamond Shamrock" brand image. Such programs provide assistance or incentives to jobbers to upgrade existing outlets or construct new outlets and to make environmental improvements.

     In July 1993, the Company formed a joint venture for the purpose of franchising the Company's "Corner Store" branded convenience stores in Mexico. The stores are operated in conjunction with Pemex gasoline outlets under the name "Corner Store", and are patterned after the Company's retail outlets in the United States. Nine stores were operating under the franchise arrangement at the end of 1994, and the Company plans to franchise six to eight additional stores in Mexico during 1995.

     The Company's competitive position is supported by its own proprietary credit card program, which had approximately 562,000 active accounts at the end of 1994. The Company currently utilizes electronic point-of-sales credit card processing ("P.O.S.") at all of its Company and jobber operated stores.
P.O.S. reduces transaction time at the sales counter and lowers the Company's credit card program costs by reducing float, eliminating postage and insurance costs, and reducing bad debts. In February 1994, the Company began installing pump island-mounted credit card readers at high volume company operated retail locations, as part of its "Pay the Pump" program. These units enable the customer to pay for a gasoline purchase without leaving the gasoline pump.

    In June 1994, the Company completed installation of a computer based, intelligent retail information system ("IRIS") at Company-operated stores.
IRIS incorporates an enhanced P.O.S. system and will automate inventory control, pricing, and sales tracking. IRIS interfaces with the Company's new pump island-mounted credit card readers and the new continuous underground storage tank monitoring system now being installed by the Company.

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

     In addition to gasoline, the Company also markets an average of 49,102 barrels per day of diesel fuel to branded and non-branded customers, railroads, and large fleet accounts. Asphalt produced at the McKee Refinery is sold primarily to the roofing industry and for road construction. The Company also sells an average of 21,206 barrels per day of high quality jet fuel to commercial airlines and the United States military.

Allied Businesses

     In addition to its core refining and marketing businesses, the Company is engaged in several related businesses. The more significant of these businesses and new ventures are described below.

     The Company owns and operates large underground natural gas liquids and petrochemical storage and distribution facilities located on the Mont Belvieu salt dome, northeast of Houston. The facility has total permitted storage capacity of approximately 77 million barrels, and consists of 29 wells. The facilities are utilized for storing and distributing ethane, ethane/propane mix, propane, butane, and isobutane, as well as refinery, chemical, and polymer-grade propylene. The Mont Belvieu facilities receive products from the McKee Refinery through the Skelly-Belvieu pipeline (which the Company operates and in which it owns a 50% interest), as well as through major pipelines coming from the Mid-Continent region, West Texas, and New Mexico. In 1994, an average of approximately 563,000 barrels per day of natural gas liquids and petrochemicals moved through the facilities and were distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes on the Texas and Louisiana Gulf Coasts, earning various storage and distribution fees for the Company.

     The Company operates a propane/propylene splitter plant located at the Company's Mont Belvieu hydrocarbon storage facility. A subsidiary of American PetroFina, Inc. ("Fina") has a one-third interest in the plant. The Company and Fina each pay their proportionate share of the costs and receive in kind their proportionate share of the products produced at the plant.

    The splitter is capable of producing 720 million pounds of polymer-grade propylene per year. Polymer-grade propylene is a feedstock used in the manufacture of plastics. This plant utilizes refinery-grade propylene produced by the Company's refineries and additional refinery-grade propylene purchased from other refiners for feedstock. The Company's storage facilities at Mont Belvieu are used to store both feedstock for the plant and polymer-grade propylene after it is produced. The product is distributed by pipeline to purchasers in the Houston ship channel area and for export. In 1993, the Company's share of production from the splitter totaled approximately 370 million pounds of polymer-grade propylene, and the Company was successful in marketing product in excess of that amount.

     A petrochemical export terminal located on the Houston Ship Channel in which the Company has a joint venture interest was completed and commenced operation in August 1992. The terminal is connected by pipeline to the Company's propane/propylene splitter plant and petrochemical storage facilities at Mont Belvieu. The terminal provides the Company with access to international petrochemical markets.

     The Company has operated an ammonia production facility located at the McKee Refinery since 1991. During 1994, the plant produced approximately 400 tons per day of anhydrous ammonia which is marketed by the Company as a fertilizer.

     In September 1991, the Company and Sol Petroleo, S.A. ("Sol"), an Argentine company headquartered in Buenos Aires, jointly acquired the oil and gas exploration and production interests of Occidental Petroleum in the Republic of Bolivia. The operation includes a 100% interest in the Porvenir Field in southeastern Bolivia which has net daily sales of approximately 25 million cubic feet of gas and a 50% interest in the Madre de Dios concession in northern Bolivia. This operation is conducted by a staff located in Santa Cruz, Bolivia. In 1992, the Company exchanged a portion of its Bolivian interests for a minority interest in Sol, which owns a small solvents refinery located in Buenos Aires and markets gasoline under the "Sol" brand. In 1994, the Company purchased all of Sol's interest in the Bolivian operations. The venture presently includes 28 branded retail outlets, eight operated by the venture and twenty operated by jobbers.

     The Company operates a wholly owned subsidiary, North American InTeleCom, Inc. ("NAI"), which provides private pay telephone services and telephone services for correctional facilities. At the end of 1994, NAI operated inmate telephone systems in 83 correctional facilities capable of housing some 44,000 inmates and owned or managed approximately 7,700 private pay telephones.

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

     Quality products and a strong brand identification have positioned the Company as the third largest marketer of motor fuels in the state of Texas. The Company has a wholesale and retail market share of from 10% to 12% in the states of Texas, Colorado, and New Mexico. It also has a significant wholesale and retail market presence in Louisiana.

     The retail markets have historically been highly competitive. Competitors include a number of well capitalized and fully-integrated major oil companies and both large and small independent operators. Industry studies indicate that over the last several years, the retail markets have been characterized by several significant trends including (i) increased store rationalization to fewer geographic regions and (ii) increased consumer emphasis on convenience.

     During the past several years, the retail market has experienced increasing concentration of market outlets selling under the same brand in selected and fewer geographic regions as major oil companies have divested non-strategic locations and have focused efforts on targeted areas, many of which are near strategic supply sources. Additionally, smaller operators have closed marginal and unprofitable locations as a result of increasing environmental regulations requiring replacement of underground storage tanks. The lack of additional favorable sites in existing markets and the high cost of construction of new facilities are also believed to be a barrier to new competition. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time. Convenience and the time required to make a purchase are increasingly important considerations in buying decisions. The Company believes these two trends may result in decreased competition and a corresponding increase in market share in the Company's core markets.

     The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined products at refining and retail marketing margins sufficient to cover fixed and variable expenses. Crude oil and refined products are commodities. Crude oil costs and refined product prices depend on numerous factors beyond the Company's control, including the supply of and demand for crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies, political affairs and production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. The prices received by the Company for its refined products are affected by regional factors, such as product pipeline capacity, local market conditions, and the level of operations of competing refineries. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased cost of raw materials could not be passed on to the Company's customers. In recent years, crude oil costs and prices of refined products have fluctuated substantially. The industry also tends to be seasonal in that refining margins often begin to increase in the second quarter and decrease in the third quarter of the year, reflecting increased demand for gasoline and other refined products during the summer driving season. Many of the Company's competitors are large multi-national oil companies which, because of their diverse operations, may be better able to withstand volatile industry conditions.

Regulatory Matters

     Federal, state, and local laws and regulations establishing various health and environmental quality standards affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act of 1955, as amended ("CAA"), including substantial amendments adopted in 1990 (the "1990 Clean Air Act Amendments"), the Clean Water Act of 1977, as amended ("CWA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration ("OSHA").

     The CAA requires the Company to meet certain air emission standards. The CWA requires the Company to obtain and comply with the terms of water discharge permits. The RCRA empowers the United States Environmental Protection Agency ("EPA") to regulate the treatment and disposal of industrial wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. The Superfund Amendments and Reauthorization Act of 1986 ("SARA") is an extension of the CERCLA cleanup program. Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. The OSHA rules and regulations call for the protection of workers, and provide for a worker's right to know about the hazards of chemicals used or produced at the Company's facilities.

     Regulations issued by the EPA in 1988 with respect to underground storage tanks require the Company, over a period up to ten years, to install, where not already in place, spill prevention manholes, tank overfill protection devices, leak detection devices, and corrosion protection on all underground tanks and piping at retail gasoline outlets. The regulations also require periodic tightness testing of underground tanks and piping. Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks.

     The Company seeks reimbursement from state underground storage tank insurance funds, when available, for expenses incurred in replacing older underground storage tanks and in cleaning up related hydrocarbon contamination. In 1994, the Company received over $2 million from such state insurance funds in Texas and Louisiana for claims filed in previous years. Continued receipt of such reimbursements remains problematic, insofar as aggregate claims made on such insurance funds in the states in which the Company operates continue to exceed amounts available in those insurance funds to pay such claims, and receipt of such reimbursements continues to lag behind the time of application therefor by substantial periods.

     State and local regulations in parts of Texas, New Mexico, and Colorado require that only motor fuels containing higher than the normal levels of oxygen may be marketed in winter months. Such fuels are intended to reduce the amount of carbon monoxide in automobile emissions. The Clean Air Act Amendments required that beginning in November 1992 only oxygenated gasoline having a minimum oxygen content of 2.7% could be marketed in these areas. The level of oxygen in motor fuels is normally raised by the addition of methyl tertiary butyl ether ("MTBE"), ethanol, or tertiary amyl methyl ether ("TAME"). The Company produces some MTBE at its McKee Refinery and purchases the remainder of such blending components. It is also constructing a unit to produce TAME at the McKee Refinery. If other areas currently not identified as severe carbon monoxide or ozone nonattainment areas elect to require the use of oxygenates or reformulated gasoline, the Company may be required to purchase additional blending components. To the extent that the Company is unable to pass along such costs by raising motor fuel prices, the Company's profitability will be adversely affected.

     In March 1989, the EPA issued Phase I of regulations under authority of the CAA requiring a reduction for the summer months in the volatility of gasoline ("RVP") (the measure of the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster). In June 1990, Phase II of these regulations were issued by the EPA which required further reductions in RVP beginning in May 1992. The Clean Air Act Amendments also established nationwide RVP standards which went into effect as of May 1992, but did not exceed the EPA's Phase II standards. Such regulations required reductions in RVP for gasolines produced at the McKee Refinery for distribution in the Denver and Dallas-Fort Worth markets, beginning May 1, 1992.

     The Clean Air Act Amendments impact the Company in the following areas:
(i) starting in 1995, RFG is mandated in the nine worst ozone polluting cities, including Houston, Texas; Dallas, Texas has opted into the program; (ii) "Stage II" hose and nozzle controls on gas pumps to capture fuel vapors in nonattainment areas, including Beaumont, Dallas, El Paso, Fort Worth, and Houston, Texas; and (iii) more stringent refinery and petrochemical permitting requirements.

     In addition, EPA regulations required that after October 1, 1993 the sulfur contained in on-highway diesel fuel produced in the United States be reduced. Construction of a desulfurization unit at the McKee Refinery and a hydrocracker unit at the Three Rivers Refinery enabled the Company to produce diesel fuel in compliance with such regulations.

     It is expected that rules and regulations implementing the Clean Air Act Amendments and other federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company.
The Company cannot predict what health or environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment. Much of the capital spent by the Company for environmental compliance is integrally related to projects that increase refinery capacity or improve product mix, and the Company does not specifically identify capital expenditures related to such projects on the basis of environmental as opposed to economic purpose. However, with respect to capital expenditures budgeted primarily to produce federally-mandated fuels to comply with regulations related to air and water toxic emission levels, for remediation and compliance costs related to underground storage tanks, and to meet Stage II Vapor Recovery requirements, it is estimated that approximately $11.6 million was spent in 1994, $21.4 million was spent in 1993 and $9.6 million was spent in 1992. For 1995 the Company has budgeted approximately $7.7 million in environmental capital expenditures, primarily for the retail segment and the refining and wholesale segment.

     The Company has in effect policies, practices, and procedures in the areas of pollution control, product safety, occupational health, the production, handling, storage, use, and transportation of refined petroleum products, and the storage, use, and disposal of hazardous materials to prevent an unreasonable risk of material environmental or other damage, and the material financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the businesses of the Company, as it is with other companies engaged in similar businesses.

Employees

     The Company employs approximately 6,400 people, about 630 of which are part-time employees. Approximately 330 hourly paid workers at the McKee Refinery are affiliated with the Oil, Chemical, and Atomic Workers International Union, AFL-CIO, with which the Company has a contract extending to April 1996. The Company considers its relationship with its employees to be good and has not experienced any organized work stoppage in over 30 years.

Certain Transactions

     In connection with the divestiture of its ownership of the Company in 1987 (the "Spin-Off"), Maxus Energy Corporation ("Maxus") and the Company entered into an agreement which, among other things, provides that as between the Company and Maxus, the Company will be responsible for liabilities and other obligations relating principally to the Company's business and Maxus will be responsible for all other liabilities relating principally to Maxus' continuing and former businesses, subject to certain cost-sharing arrangements described below.

     The agreement provides for the sharing by Maxus and the Company of certain liabilities relating to businesses discontinued or disposed of by Maxus prior to April 30, 1987. In substance, the cost of such liabilities will be borne one-third by the Company and two-thirds by Maxus until the Company's aggregate reimbursement share equals $85.0 million, and thereafter solely by Maxus. The Company has reflected the entire undiscounted amount of its liability under the Distribution Agreement in its financial statements (See Note 3 to the Consolidated Financial Statements contained in Exhibit 13.1 to this report). Although some expenditures are still subject to audit, the Company has reimbursed Maxus for a total of $63.6 million as of December 31, 1994, including $10.2 million paid during 1994.

     Pursuant to the agreement, the Company will also reimburse Maxus for one-third of all payments made by Maxus after April 30, 1987 for providing certain medical and life insurance benefits with respect to persons who retired on or before the effective date of the Spin-Off. The actuarial cost of these expected payments under the Distribution Agreement has been recognized by the Company.

Item 2.  Properties.

     The principal plants and properties used by the Company in its Refining and Wholesale segment are the McKee Refinery, the Three Rivers Refinery, the Company's crude oil and refined products pipelines, and products terminals. For a description of the foregoing, see "Refining", and "Supply and Distribution" in
Item 1 above.   The refineries are owned by the Company in fee.  Of the
Company's 1,289 miles of crude oil pipelines at the end of 1994, 1,246 miles were owned in fee and 43 miles are leased under a long-term lease agreement expiring in 1999 which may be extended for up to 30 years. Of the Company's 2,484 miles of refined products pipelines at the end of 1994, 322 miles were under a long term lease, and 2,162 miles were owned in fee. 41 miles of the Company's owned crude oil pipelines and 1,246 miles of its owned refined products pipelines were owned jointly with one or more other companies. The Company's interests in such pipelines were between 33% and 54%. Of the Company's 15 products terminals, 14 were owned in fee and one is leased under an agreement expiring in 1999 which may be renewed for 30 years. All of the terminals were 100% owned or leased by the Company except for one terminal which was owned 60% by the Company. The Company leases the property on which its new Corpus Christi crude oil terminal is situated, under a lease which has a 20 year primary term followed by six consecutive five year renewal options.

     The principal properties used in the Company's Retail segment at the end of 1994 were 810 Company-operated retail outlets, 496 of which are owned in fee and 314 of which are leased. Of the leased outlets, 197 were leased to the Company pursuant to a lease facility entered into in 1992. This lease facility was expanded by $25 million in April 1993, and by an additional $25 million in April 1994. The facility has an initial five year term which expires in 1999. After the initial five year term the Company may purchase the properties or renew the lease with the lessor's consent for an additional five year term or arrange for a sale of the outlets. For a description of the Company-operated retail outlets, see "Marketing" in Item 1 above.

     The principal plants and properties used in the Company's Allied Businesses segment are the hydrocarbon storage facility at Mont Belvieu, which the Company owns, and the jointly-owned propane/propylene splitter at Mont Belvieu. See Allied Businesses in Item 1 above.

Item 3.  Legal Proceedings.

     Routine Matters.

     The Company is a party to a number of lawsuits which are ordinary routine litigation incidental to the Company's businesses, the outcomes of which are not expected to have a material adverse effect on the Company's operations or financial position. In addition, the Company is engaged in a number of hydrocarbon remediation projects, mostly relating to retail gasoline outlets. While such cleanup projects are typically conducted under the supervision of a governmental authority, they do not involve proceedings seeking material monetary damages from the Company and are not expected to be material to the Company's operations or financial position.

     Albuquerque South Valley Superfund Site.

     The New Mexico Environmental Department ("NMED") has commenced an investigation of petroleum hydrocarbon contamination at a site (the "San Jose Petroleum Site") in Albuquerque, New Mexico located within the Albuquerque South Valley Super Fund Site (the "Super Fund Site"). Without admitting liability, West Emerald Pipeline Corporation, a subsidiary of the Company, and two other companies that owned a pipeline that crosses the San Jose Petroleum Site performed a detailed investigation and characterization of petroleum hydrocarbons at the South Unit of the San Jose Petroleum Site. Additionally, the EPA has issued a Unilateral Administrative Order ("UAO") under Section 106(a) of CERCLA to West Emerald Pipe Line Corporation and three other companies (collectively, "Respondents") dated February 8, 1991, as amended on October 8, 1991, in connection with the alleged hydrocarbon contamination at the San Jose Petroleum Site. The UAO orders the Respondents to take action to prevent petroleum hydrocarbons from interfering with the ongoing remediation of hazardous substances being implemented at the Superfund Site. Without admitting liability, the Respondents are currently implementing a Non-Interference Work Plan pursuant to the UAO, and are in compliance with the requirements of the UAO. Additionally, West Emerald Pipe Line Corporation performed a detailed investigation and characterization of petroleum hydrocarbons at the Superfund Site, and intends to vigorously seek reimbursement from responsible parties and the Hazardous Substance Trust Fund for the costs incurred to comply with the UAO. Based on the information currently available, it is not possible to predict the outcome of this matter, but it is not expected to be material to the Company's financial position or results of operations.

Three Rivers Refinery.

     On October and November, 1994, the Texas Natural Resource Conservation Commission ("TNRCC") conducted an inspection of the Company's Three Rivers Refinery. As a result of that inspection, the Company received a Notice of Violation from the TNRCC dated December 16, 1994. The Company expects the TNRCC to issue a proposed enforcement order as a result of the inspection and the Notice of Violation, but as of March 1, 1995, no enforcement order has been proposed.

McKee Refinery.

     On April 14, 1994, the TNRCC issued its "Notice of Solid Waste Violations" stating that the Company was injecting contaminated wastewater into groundwater through injection wells in violation of solid waste, injection control, and permit rules and provisions. In May 1994, representatives of the Company met with the TNRCC to discuss the violations. The Company has also filed injection well permit amendments which would allow the injection of the waste stream in question. The Company fully expects such amended permits to be issued; however, the Company believes the TNRCC will also seek penalties for the violations alleged.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Inapplicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     The principal United States market on which the Common Stock of the Company is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock of the Company for each full quarterly period during 1993 and 1994 as reported on the New York Stock Exchange Composite Tape, together with the amount of cash dividends paid per share of the Common Stock by calendar quarter, are contained in Exhibit 13.2 to this report, which information is incorporated herein by reference.

     The approximate number of record holders of the Common Stock at March 1, 1995 was 14,905.

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

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the identity and business experience of the directors of the Company appears under the heading "Election of Directors" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement"), which information is incorporated herein by reference.

     The following information concerning the executive officers of the Company is as of March 1, 1995.

Roger R. Hemminghaus, 58, is Chairman of the Board, President, and Chief Executive Officer of the Company, and has served as the chief executive officer of the Company since April 1987.

Robert C. Becker, 53, has served as Vice President and Treasurer of the Company since April 1987.

Timothy J. Fretthold, 45, is Senior Vice President/Group Executive and General Counsel of the Company. He served as a Group Vice President, and General Counsel of the Company from April 1987 to June 1989.

Gary E. Johnson, 59, has served as Vice President and Controller of the Company since April 1987.

William R. Klesse, 48, is Executive Vice President of the Company. He served as Group Vice President - Development and New Ventures of the Company from May 1988 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995. Mr. Klesse served as Group Vice President - Planning and Public Affairs of the Company from April 1987 through May 1988.

J. Robert Mehall, 52, is Executive Vice President of the Company. He served as Group Vice President - Supply of the Company from April 1987 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995.

A. W. O'Donnell, 62, is President/Marketing and Senior Vice President. He served as Group Vice President - Marketing of the Company from April 1987 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995.

J. E. Prater, 56, is President/Refining and Senior Vice President of the Company. He served as Group Vice President - Refining of the Company from April 1987 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995.

     Officers are elected annually by the Board of Directors and may be removed at any time by the Board. There are no family relationships among the executive officers listed or the directors of the Company, and there are no arrangements or understandings pursuant to which any of the officers or directors were elected as such.

     Information concerning compliance by the directors and executive officers of the Company with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by this item appears under the heading "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The table below sets forth the share ownership of the Company's directors and executive officers. As of March 1, 1995, no director or executive officer beneficially owned 1% or more of the Common Stock, and all directors and executive officers as a group beneficially owned approximately 1.5% of the Common Stock. As of March 1, 1995, no shares of the Company's 5% Cumulative Convertible Preferred Stock were beneficially owned by any director or executive officer. Unless otherwise indicated in the footnotes to such table, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                  Shares
                                                  Beneficially
Name                          Position            Owned (1)(2)

B. Charles Ames               Director                 9,799
E. Glenn Biggs                Director                 8,506
W. E. Bradford                Director                 3,244
Lauro F. Cavazos              Director                 2,071

W. H. Clark                   Director                 1,719
William L. Fisher             Director                 8,506
Bob Marbut                    Director                13,722
Katherine D. Ortega           Director                 3,092(3)
Roger R. Hemminghaus     Chairman, President and
                              C.E.O.                 139,603(4)
T. J. Fretthold          Sr. V.P./Group Executive
                              and General Counsel     40,624
W. R. Klesse                  Executive V.P.          51,512(5)
J. Robert Mehall              Executive V.P.          38,900
A. W. O'Donnell          President/Marketing and
                              Sr. V.P.                36,480
J. E. Prater             President/Refining and
                              Sr. V.P.                37,501
All directors and executive officers
as a group (16 persons)                              446,469

______________

(1) Includes shares of restricted stock issued under the Long-Term Incentive Plans the vesting of which is contingent on the passage of time, continued service, or performance criteria as follows: B. Charles Ames, 1,570 shares;
     E. Glenn Biggs, 1,570 shares; W. E. Bradford, 1,469 shares;
     W. H. Clark, 518 shares; William L. Fisher, 1,570 shares;
     R. R. Hemminghaus, 24,510 shares; Bob Marbut, 2,178 shares; Katherine D. Ortega, 756 shares; T. J. Fretthold, 7,602 shares;
     W. R. Klesse, 7,527 shares;  J. R. Mehall, 7,602 shares;
     A. W. O'Donnell, 7,612 shares; J. E. Prater, 7,482 shares;
     and all directors, and executive officers as a group
     (16 persons), 80,774 shares. See "The Board of Directors and its Committees Directors' Fees and Related Information" and "Compensation of Executive Officers."

(2) Includes shares of Common Stock which may be acquired within 60 days through the exercise of options granted under the Long-Term Incentive Plans as follows: R. R. Hemminghaus, 41,737 shares; T. J. Fretthold, 13,594 shares; W. R. Klesse, 14,940 shares; J. R. Mehall, 5,660 shares; A. W. O'Donnell, 10,860 shares; J. E. Prater, 11,513 shares; and all directors, and executive officers as a group (16 persons), 110,098 shares. See "Compensation of Executive Officers."

(3) Includes 500 shares of Common Stock with respect to which Ms. Ortega shares voting and investment power.

(4) Includes 672 shares of Common Stock with respect to which Mr. Hemminghaus acts as trustee. Mr. Hemminghaus disclaims beneficial ownership of such shares.

(5) Includes 372 shares of Common Stock with respect to which Mr. Klesse acts as trustee. Mr. Klesse disclaims beneficial ownership of such shares.

The following table contains certain information regarding persons who the Company has been advised are beneficial owners of 5% or more of the Common Stock as of the dates indicated in the footnotes to the table.

Name and Address            Amount and Nature        Percent of
of Beneficial Owner       of Beneficial Owner         Class

Forstmann-Leff Associates,
  Inc.                        2,836,860(1)              9.8%
55 East 52nd Street
New York, NY 10055

The Equitable Companies
  Incorporated                1,918,100(2)              6.6%
787 Seventh Avenue
New York, NY 10019

FMR Corp                      2,159,204(3)              7.3%
82 Devonshire Street
Boston, MA 02109

Diamond Shamrock, Inc.        3,574,691(4)             12.4%
Employee Stock Ownership Plans
9830 Colonnade Blvd.
San Antonio, TX 78230



(1) According to Schedule 13G filed as of December 31, 1994 with the Securities and Exchange Commission by Forstmann-Leff Associates, Inc. ("Forstmann-Leff"), Forstmann-Leff had sole voting power with respect to 1,380,310 shares, sole dispositive power with respect to 2,017,585 shares, and together with Stamford Advisors Corp. and a subsidiary, FLA Asset Management, Inc., shared voting power with respect to 352,000 shares and shared dispositive power with respect to 819,275 shares.

(2) According to Schedule 13G filed as of December 31, 1994 with the Securities and Exchange Commission by The Equitable Companies Incorporated ("Equitable"), Equitable had sole voting power with respect to 1,893,100 shares and sole dispositive power with respect to 1,918,100 shares.

(3) According to Schedule 13G filed as of December 31, 1994 with the Securities and Exchange Commission by FMR Corp. ("FMR"), FMR holds sole voting power with respect to 218,332 shares and sole dispositive power with respect to all 2,159,204 shares.

(4) Shares are held as of December 31, 1994 by the Trustee, Society National Bank (successor by merger to Ameritrust Company National Association), for the benefit of participants in the Employee Stock Ownership Plan adopted in 1987 ("ESOP I") and the 1989 Employee Stock Ownership Plan ("ESOP II") (collectively, the "ESOPs"). Participants are entitled to direct the voting of the 1,589,582 shares allocated to their accounts. The plan documents provide that the unallocated 1,985,109 shares are to be voted proportionately in the manner in which allocated shares are voted. As of December 31, 1994, ESOP I and ESOP II held 2,128,534 and 1,446,157 shares, respectively. See "Compensation of Executive Officers Retirement and Other Compensation".


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

          (1)  Financial Statements

          The following financial statements are attached hereto as
          Exhibit 13.2, and are incorporated herein by reference:

               Consolidated Statement of Operations for the three years ended December 31, 1994

               Consolidated Balance Sheet - December 31, 1994
               and 1993

               Consolidated Statement of Cash Flows for the three years ended December 31, 1994

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

  3.4          *    By-Laws of the Company (Exhibit 3.2 to the
                    Form 10).

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

 4.12          *    Form of 5% Cumulative Convertible Preferred
                    Stock Certificate (Exhibit 4.12 to the
                    Company's Form 10-K for the fiscal year
                    ended December 31, 1993 (the "1993 10-K").

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

 10.8          *    Amendment No. 3 to the Senior Subordinated
                    Note Agreement, dated as of December 6,
                    1993, between the Company and certain
                    purchasers (Exhibit 10.8 to the 1993 10-K).

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

 10.41         * X  Form of Amendment to the Non-Incentive Stock
                    Option Agreement with Stock Appreciation
                    Rights and the Non-Incentive Stock Option
                    Agreement with Reload, each between the
                    Company and certain officers pursuant to the Diamond Shamrock, Inc. Long-Term Incentive Plans (Exhibit 19.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1992 (the "March 31, 1992 Form 10-Q").

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

 10.45         *    Ground Lease Agreement between Brazos River
                    Leasing, L.P. and DSRMC, dated as of April
                    23, 1993 (Exhibit 19.3 to the June 30, 1992
                    Form 10-Q).

 10.46         *    First Amendment to Ground Lease Agreement
                    between Brazos River Leasing, L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of August 1, 1992 (Exhibit
                    10.2 to the Company's report on Form 10-Q for the quarter ended, September 30, 1993)

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

 10.53         *    Second Amendment to Agreement for Ground
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of April 23, 1994 (Exhibit
                    10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1994 (the
                    "June 30, 1994 10-Q")).

 10.54         *    Second Amendment to Ground Lease Agreement
                    between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of April 23, 1994.
                    (Exhibit 10.2 to the June 30, 1994 10-Q)

 10.55         *    Second Amendment to Agreement for Facilities
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of April 23, 1994.
                    (Exhibit 10.3 to the June 30, 1994 10-Q).

 10.56         *    Second Amendment to Facilities Lease
                    Agreement between Brazos River Leasing L.P.
                    and Diamond Shamrock Refining and Marketing
                    Company, dated as of April 23, 1994 (Exhibit
                    10.4 to the June 30, 1994 10-Q).

 10.57         *    First Amendment to Agreement for Ground
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of June 1, 1994 (Exhibit
                    10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1994
                    (the "September 30, 1994 10-Q")).

 10.58         *    First Amendment to Ground Lease Agreement
                    between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of June 1, 1994.  (Exhibit
                    10.2 to the September 30, 1994 10-Q).

 10.59         *    First Amendment to Agreement for Facilities
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of June 1, 1994 (Exhibit
                    10.3 to the September 30, 1994 10-Q).

 10.60         *    First Amendment to Facilities Lease
                    Agreement between Brazos River Leasing L.P.
                    and Diamond Shamrock Refining and Marketing
                    Company, dated as of June 1, 1994 (Exhibit
                    10.4 to the September 30, 1994 10-Q").

 10.61         *    Third Amendment to Agreement for Ground
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of September 16, 1994
                    (Exhibit 10.5 to the September 30, 1994 10-Q).

 10.62         *    Third Amendment to Ground Lease Agreement
                    between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of September 16, 1994.
                    (Exhibit 10.6 to the September 30, 1994 10-Q).

 10.63         *    Third Amendment to Agreement for Facilities
                    Lease between Brazos River Leasing L.P. and
                    Diamond Shamrock Refining and Marketing
                    Company, dated as of September 16, 1994.
                    (Exhibit 10.7 to the September 30, 1994 10-Q).

 10.64         *    Third Amendment to Facilities Lease
                    Agreement between Brazos River Leasing L.P.
                    and Diamond Shamrock Refining and Marketing
                    Company, dated as of September 16, 1994.
                    (Exhibit 10.8 to the September 30, 1994 10-Q).

 13.1          .    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation from the Company's Annual Report to Shareholders for the year ended December 31, 1994.

 13.2          .    Consolidated Financial Statements and
                    Selected Financial Data from the Company's
                    Annual Report to Shareholders for the year ended December 31, 1994.

 13.3          .    Report of Independent Accountants from the
                    Company's Annual Report to Shareholders for the year ended December 31, 1994.

 21.1          .    Significant Subsidiaries of the Company.

 23.1          .    Consent of Price Waterhouse.

 24.1          .    Power of Attorney of the Company

 24.2          .    Powers of Attorney of directors and officers
                    of the Company.

 27.1          .    Financial Data Schedule

- --------------------
  * Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Securities Exchange Commission.

  # The Company hereby agrees pursuant to Item 601(b) (4) (III) (A) of Regulation S-K to furnish a copy of this agreement to the Securities and Exchange Commission upon request.

  .  Indicates a document filed with this report.

  X Indicates the document which constitutes an executive contract or compensation plan or arrangement.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIAMOND SHAMROCK, INC.


                                By  /s/ TODD WALKER
                                        Todd Walker
                                        Attorney-in-Fact

March 27, 1995


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


       Signature                             Title


/s/ R. R. HEMMINGHAUS*
R. R. Hemminghaus                  Chairman of the Board and
                                   President
                                   (Principal Executive Officer)

/s/ ROBERT C. BECKER*
Robert C. Becker                   Vice President and Treasurer
                                   (Principal Financial Officer)


/s/ GARY E. JOHNSON*
Gary E. Johnson                    Vice President and Controller
                                   Principal Accounting Officer)

/s/ B. CHARLES AMES*
B. Charles Ames                    Director


/s/ E. GLENN BIGGS*
E. Glenn Biggs                     Director

/s/ WILLIAM E. BRADFORD*           Director
William E. Bradford

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

March 27, 1995

W2825.TW

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Diamond Shamrock, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 24, 1995, which includes an explanatory paragraph with respect to the Company's changes in its methods of accounting for its long-term shared cost liability, postretirement benefits other than pensions, and income taxes, which is attached as Exhibit 13.3 to this Annual Report on Form 10-K, also includes an audit of the Financial Statement Schedules listed in Item 14(a)(2) hereof. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

San Antonio, Texas
February 24, 1995

                                   SCHEDULE V

                                DIAMOND SHAMROCK, INC.
                        CONSOLIDATED PROPERTIES AND EQUIPMENT

                       THREE YEARS ENDED DECEMBER 31, 1994
                             (dollars in millions)



                           REFINING &   RETAIL        ALLIED
                           WHOLESALE   MARKETING   BUSINESSES   OTHER   TOTAL

Balance January 1, 1992     $  693.0   $  306.2   $  211.7   $  31.3  $1,242.2
  Additions, at cost           143.8        4.8       19.6       2.3     170.5
  Disposals and transfers        2.1       (4.3)     (18.7)       -      (20.9)

Balance at December 31, 1992   838.9      306.7      212.6      33.6   1,391.8
  Additions, at cost           100.1       26.5        4.4       0.8     131.8
  Disposals and transfers       10.1       (6.7)     (34.5)(1)  (0.5)    (31.6)

Balance at December 31, 1993   949.1      326.5      182.5      33.9   1,492.0
  Additions, at Cost            89.3       49.3       22.3       1.2     162.1
  Disposals and Transfers      (14.0)      (6.3)       2.0      (0.4)    (18.7)

Balance December 31, 1994   $1,024.4   $  369.5   $  206.8   $  34.7  $1,635.4

(1) During 1993, the Company exchange an undivided interest in certain properties and equipment for an equity ownership interest in a limited company. This transaction increased investments by $19.2 million, decreased properties and equipment by $22.0 million and decreased accumulated depreciation by $2.8 million and decreased accumulated depreciation by $2.8 million in the Allied Businesses segment.

                                  SCHEDULE VI

                              DIAMOND SHAMROCK, INC.
                       CONSOLIDATED ACCUMULATED DEPRECIATION

                        THREE YEARS ENDED DECEMBER 31, 1994
                             (dollars in millions)

                           REFINING &   RETAIL        ALLIED
                           WHOLESALE   MARKETING   BUSINESSES   OTHER   TOTAL

Balance January 1, 1992     $  298.0   $   73.8   $    69.9   $  9.3  $  451.0
  Additions charged
    against income              29.5       13.7        10.9      2.7      56.8
  Disposals and transfers        3.6       (2.2)      (14.5)    (0.5)    (13.6)

Balance December 31, 1992      331.1       85.3        66.3     11.5     494.2
  Additions charged against
    income                      35.1       14.6        11.7      2.9      64.3
  Disposals and transfers        0.7       (3.3)       (3.5)*   (1.5)     (7.6)

Balance December 31, 1993      366.9       96.6        74.5     12.9     550.9
  Additions charged against
    income                      38.3       16.3        13.1      3.2      70.9
  Disposals and transfers       (8.4)      (4.2)        0.3     (0.2)    (12.5)

Balance December 31, 1994   $  396.8   $  108.7   $    87.9   $ 15.9  $  609.3

* See footnote (1) to the preceding Schedule V "Consolidating Properties and Equipment."

     The provisions for depreciation were computed principally in accordance with the following methods and range of rates:

                                         Method           Rate
                                         ------           ----

Buildings and land improvements        Straight line      3% to  5%
Machinery and equipment                Straight line      5% to 20%
Furniture and fixtures                 Straight line     10% to 20%
Automotive equipment                   Straight line     14% to 33%
Leasehold improvements                 Straight line     Lease terms