Form 10-K/A
DIAMOND SHAMROCK INC
filed 1995-03-29
CIK 810316

AMENDMENT NO. 1

     This amendment is being filed to correct a typographical error which appeared in the aggregate market value of the voting stock held by non-affiliates of the registrant on the facing page of the Company's original Form 10-K for the year ended December 31, 1994. The amount which was shown as $721,527.464 should have been $721,527,464.

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

Registrant's Telephone Number, Including Area Code:(210) 641-6800

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $721,527,464.

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

                                DIAMOND SHAMROCK, INC.


                                By  /s/ R. R. HEMMINGHAUS*
                                   R. R. Hemminghaus,
                                   Chairman of the Board and
                                   President
March 27, 1995

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