Form 10-Q
period 1995-03-31
DIAMOND SHAMROCK INC
filed 1995-05-12
CIK 810316

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

For the quarterly period ended March 31, 1995

                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

For the transition period from ___________________to__________________

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

                   210-641-6800
(Registrant's telephone number, including area code)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of Common Stock outstanding at April 30, 1995: 29,020,412

                      PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          DIAMOND SHAMROCK, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
               (dollars in millions, except per share data)

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                      1995       1994
REVENUES
Sales and operating revenues                       $   676.7  $   583.8
Other revenues, net                                      4.2        4.5
                                                       680.9      588.3
COSTS AND EXPENSES
Cost of products sold and
  operating expenses                                   613.1      514.7
Depreciation                                            18.7       17.0
Selling and administrative                              18.3       15.9
Taxes other than income taxes                           10.3        9.5
Interest                                                11.4       10.5
                                                       671.8      567.6
Income Before Tax Provision                              9.1       20.7
Provision for Income Taxes                               3.7        8.5
Net Income                                               5.4       12.2
Dividend Requirement
  on Preferred Stock                                     1.1        1.1
Earnings Applicable to
  Common Shares                                    $     4.3  $    11.1
Primary Earnings
  Per Share                                        $    0.15  $    0.38
Fully Diluted Earnings
  Per Share                                        $    0.15  $    0.38

Cash Dividends Per Share
  Common                                           $    0.14  $    0.13
  Preferred                                        $   0.625  $   0.625
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                                           29,024     29,142
    Fully Diluted                                     32,332     32,399

See accompanying Notes to Consolidated Financial Statements.

                            DIAMOND SHAMROCK, INC.
                          CONSOLIDATED BALANCE SHEET
                    (dollars in millions, except per share data)

                                                March 31,  December 31,
                                                  1995         1994
                                              (Unaudited)
                                ASSETS
Current Assets
  Cash and cash equivalents                     $   16.5       $   27.4
  Receivables, less doubtful receivables
    of $6.6; $5.8 in 1994                          205.1          211.6
  Inventories
    Finished products                              104.8          109.6
    Raw materials                                   64.9          148.3
    Supplies                                        33.8           33.1
                                                   203.5          291.0
  Prepaid expenses                                   7.0           10.4
    Total Current Assets                           432.1          540.4
Properties and Equipment, less accumulated
  depreciation of $628.0; $609.3 in 1994         1,070.9        1,026.1
Deferred Charges and Other Assets                   55.7           54.3
                                                $1,558.7       $1,620.8

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year        $    3.9       $    3.9
  Accounts payable                                 117.2          199.3
  Accrued taxes                                     61.9           65.3
  Accrued royalties                                  6.0            6.7
  Current portion of Long-term Liability             8.0            8.0
  Other accrued liabilities                         76.9           90.9
    Total Current Liabilities                      273.9          374.1

Long-term Debt                                     532.1          509.2
Deferred Income Taxes                               84.7           81.5
Other Liabilities and Deferred Credits              77.0           67.0

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1994                              0.0            0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,016,101; 29,014,711
      in 1994
    Outstanding shares - 29,016,101; 28,896,917
      in 1994                                        0.3            0.3
  Paid-in Capital                                  447.3          447.3
  ESOP Stock and Stock Held in Treasury            (42.2)         (45.4)
  Retained Earnings                                185.6          186.8
    Total Stockholders' Equity                     591.0          589.0
                                                $1,558.7       $1,620.8

See accompanying Notes to Consolidated Financial Statements.

                           DIAMOND SHAMROCK, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                        (dollars in millions)

                                                      Three Months Ended
                                                           March 31,
                                                     1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   5.4      $  12.2
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation                                      18.7         17.0
    Deferred income taxes                              3.2          8.5
    Loss on sale of properties and equipment           0.0          0.4
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       6.5          1.2
      Decrease (increase) in inventories              87.5          6.2
      Decrease (increase) in prepaid expenses          3.4          2.6
      Increase (decrease) in accounts payable        (82.1)         6.6
      Increase (decrease) in taxes payable            (3.4)        (0.2)
      Increase (decrease) in accrued liabilities     (14.7)        17.4
    Other, net                                         1.5          0.7

NET CASH PROVIDED BY OPERATING ACTIVITIES             26.0         72.6

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment      0.0          0.7
  Purchase of properties and equipment               (51.5)       (33.2)
  Expenditures for investments                        (0.2)        (1.6)

NET CASH (USED IN) INVESTING ACTIVITIES              (51.7)       (34.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                        138.9         50.2
  Repayments of long-term debt                      (116.0)       (76.2)
  Payments of long-term liability                     (3.0)        (2.6)
  Issuance of Common Stock                               -          0.9
  Sale of Common Stock held in treasury                  -          0.1
  Dividends paid                                      (5.1)        (4.8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   14.8        (32.4)
Net increase (decrease) in cash and cash equivalents (10.9)         6.1
Cash and cash equivalents at beginning of period      27.4         12.8
Cash and cash equivalents at end of period         $  16.5      $  18.9

In January 1995, the Company acquired a portion of a crude oil import and storage terminal in a non-cash transaction under an installment purchase arrangement. The purchase price was $12.0 million.

See accompanying Notes to Consolidated Financial Statements.

                           DIAMOND SHAMROCK, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Financial Statements

The consolidated financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1994 Annual Report to Stockholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

With respect to the unaudited consolidated financial information of the Company as of March 31, 1995, and for the three months ended March 31, 1995 and 1994, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At March 31, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. Costs of all other inventories are determined on an average cost method.

3.  Long-term Debt

As of March 31, 1995, the Company had outstanding $150.0 million of debt designated as the 10.75% Senior Notes, $30.0 million of which was payable within one year. On May 1, 1995, the Company refinanced the $30.0 million repayment using credit facilities which are classified as long-term debt. Therefore, the current portion of the 10.75% Senior Notes outstanding as of March 31, 1995 was classified as long-term debt.

4.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1994 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $66.6 million as of March 31, 1995, including $3.0 million paid during the three months ended March 31, 1995. See Note 3 of the 1994 Form 10-K for a discussion of the change in the method of accounting for the liability.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of March 31, 1995 and the three months ended March 31, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 11, 1995, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. (the "Company") and its subsidiaries as of March 31, 1995 and for the quarter then ended. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1994, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 1995, which included an explanatory paragraph regarding the Company's changes in accounting for its long-term shared cost liability, income taxes and post-retirement benefits other than pensions, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/S/ PRICE WATERHOUSE LLP
    Price Waterhouse LLP


San Antonio, Texas
May 11, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months ended March 31, 1995 and 1994. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                                      Three Months
                                                         Ended
                                                        March 31,

                                                     1995       1994
Sales and Operating Revenues:
  Refining and Wholesale                          $   324.8  $   304.0
  Retail                                              247.4      212.4
  Allied Businesses                                   104.5       67.4
Total Sales and Operating Revenues                $   676.7  $   583.8

Operating Profit:
  Refining and Wholesale                          $     8.4  $    32.4
  Retail                                               15.1        8.2
  Allied Businesses                                    13.1        4.4
Total Operating Profit                            $    36.6  $    45.0


Consolidated Results First Quarter 1995 vs 1994

Sales and operating revenues of $676.7 million for the first quarter of 1995 were 15.9% higher than in the same period of 1994, due to a 55.0% increase in Allied Businesses sales, reflecting a $23.5 million increase in polymer grade propylene sales prices and volumes. Also contributing to the increase in sales and operating revenues was a 13.1% and a 6.7% increase in retail gasoline sales prices and volumes, respectively, and a 9.5% increase in refined products sales prices compared to the first quarter of 1994.

During the first quarter of 1995, the Company had net income of $5.4 million compared to net income of $12.2 million in the 1994 first quarter. The Company's first quarter results were negatively impacted by lower refinery margins. Partially offsetting the decrease in refining margins during the first quarter of 1995 was an improvement in the demand for polymer grade propylene in the Company's Allied Businesses segment and an 18.9% increase in retail fuel margins compared to the first quarter of 1994.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At March 31, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. All other inventories are determined on an average cost method.

Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a positive $1.8 million and a negative $5.3 million in the first quarters of 1995 and 1994, respectively.

Segment Results First Quarter 1995 vs First Quarter 1994

During the first quarter of 1995 the Refining and Wholesale segment had sales and operating revenues of $324.8 million compared to $304.0 million during the first quarter of 1994. The increase in sales and operating revenues was primarily due to a 9.5% increase in refined product sales prices. Operating profit in the first quarter of 1995 decreased $24.0 million from the first quarter of 1994, primarily due to a 43.5% decrease in refinery margins from the same period a year ago. Industry refining margins during the first quarter were the weakest in recent years, reflecting a surplus of heating oil because of the extremely mild winter and confusion in the new reformulated gasoline ("RFG") market as several areas opted out, or attempted to opt out, of the RFG requirements.

The Retail segment in the first quarter of 1995 reflected a 16.5% increase in sales and operating revenues. Such increase was primarily due to a 13.1% and a 6.7% increase in retail gasoline prices and volumes, respectively. Operating profit in the first quarter of 1995 was $15.1 million compared to $8.2 million in the first quarter of 1994. The increase was primarily due to an 18.9% and a 6.3% increase in retail gasoline and merchandise margins, respectively.

During the first quarter of 1995, the Allied Businesses segment reflected an increase in sales and operating revenues of 55.0%, primarily due to a $23.5 million increase in sales volumes and prices in the Company's propane/propylene business, reflecting continued strong demand for polymer grade propylene. Also contributing to the increase in sales and operating revenues was a 28.7% increase from the Company's natural gas liquids marketing business, reflecting a 16.6% and a 10.4% increase in natural gas liquids sales volumes and prices, respectively. Operating profits were $13.1 million for the first quarter of 1995 compared to $4.4 million in the first quarter of 1994. Operating profits increased primarily due to a $6.1 million and a $3.3 million increase in operating profit from the Company's propane/propylene and Nitromite fertilizer businesses, respectively.

The outlook for the refining and marketing industry for the rest of 1995 is positive. Refining margins are already showing significant improvement as gasoline demand remains strong. Based on the expectation of continued strong demand for gasoline, spurred by a growing economy and industry-wide low gasoline inventory levels, refining margins are expected to improve even further as the summer driving season approaches. Additionally, the Company's recently completed Corpus Christi crude oil terminal and related pipeline to Three Rivers, as well as product pipelines and refinery projects planned for completion in 1995, will continue to improve the Company's refining margins relative to the industry.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the three months ended March 31, 1995, cash provided by operations was $26.0 million, compared with $72.6 million in the same period of 1994.

Working capital at March 31, 1995 was down $8.1 million from December 31, 1994, and consisted of current assets of $432.1 million and current liabilities of $273.9 million, or a current ratio of 1.6. At December 31, 1994, current assets were $540.4 million and current liabilities were $374.1 million, or a current ratio of 1.4. The decrease in working capital in the first quarter of 1995 was primarily due to a 30.1% decrease in inventories. Crude oil inventories were higher than normal at December 31, 1994, primarily due to the Company's decision to purchase additional crude oil in December 1994 in order to overcome potential supply disruptions caused by the implementation of the Oil Pollution Act of 1990. The 41.2% decrease in accounts payable reflected the payment in the first quarter of 1995 for the additional crude oil purchased in December 1994 and the return to lower inventory levels.

Capital Expenditures

In recent years capital expenditures have represented a variety of projects designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, and pursue new ventures in related businesses.

The Company's capital expenditures budget for 1995 has been increased to approximately $250.0 million from an earlier estimate of $225.0 million. Such increases are primarily attributable to the recently announced plans to construct a second 730 million pound per year propylene splitter at Mont Belvieu, scheduled to begin the second quarter of 1995 with completion slated for the fourth quarter of 1996, and a terminal at El Paso and pipeline from McKee. Also included in the Company's 1995 capital expense budget are amounts associated with the Company's decision to own outright rather than lease more of the retail outlets to be built or acquired in 1995.

The Company announced in February 1995 plans to increase the capacity and efficiency of its Three Rivers, Texas refinery with an expansion of the crude unit and construction of a DeMetalized Oil (DMO) hydrotreater, a hydrogen plant, and a sulfur recovery plant. The expansion will increase the capacity of the refinery from 72,000 barrels per day to 85,000 barrels per day and allow heavy oils to be upgraded to more profitable products. The project, which is scheduled to begin in the spring of 1995 with completion slated for the second quarter of 1996, will increase the production of gasoline and diesel at the refinery by about 10 percent. The Company also announced in February that it is expanding operations at its Mont Belvieu hydrocarbon facility. As part of the expansion project, the Company recently completed drilling a brine production well at the facility's East Terminal and purchased four underground storage wells at the facility's West Terminal from Enron. In addition, the Company is installing pumping and metering equipment at both terminals.

The Company's capital and investment expenditures during 1994 were $162.1 million. The Company's capital expenditures were $63.5 million during the first three months of 1995, including a non-cash investment of $12.0 million for the crude oil terminal acquired under an installment purchase.

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

The Company continued to expand its retail marketing business in the first three months of 1995 with the acquisition of 21 outlets in New Mexico. In addition, the Company opened 9 new outlets through March 31, 1995. The newly opened outlets are leased by the Company under a pre-existing long-term lease arrangement. The Company has leased approximately $163.9 million in retail outlets and related equipment under these arrangements. At March 31, 1995, approximately $26.1 million of the $190.0 million commitment remained available to construct and/or acquire retail outlets. The Company presently anticipates leasing approximately 8 to 10 additional outlets during 1995.

On February 13, 1995, the Company issued $75.0 million in non-callable debentures due June 15, 2015. The proceeds from the issuance of the debentures were and will continue to be used for general corporate purposes, including payment of a scheduled $30.0 million principal installment on the Company's 10.75% Senior Notes, and to fund anticipated capital expenditures in 1995.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Second Amendment to Ground Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company dated as of June 1, 1994.

10.2 Second Amendment to Facilities Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company dated as of June 1, 1994.

10.3 Fourth Amendment to Ground Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company dated as of September 16, 1994.

10.4 Fourth Amendment to Facilities Lease Agreement between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company dated as of September 16, 1994.

15.1  Independent Accountants' Awareness Letter

27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      Reports on Form 8-K were filed by the Company in the first quarter of 1995, on January 25, 1995 and on February 6, 1995.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIAMOND SHAMROCK, INC.


                                   By /S/GARY E. JOHNSON
                                      Gary E. Johnson
                                      Vice President and Controller
                                      (Principal Accounting Officer)
May 11, 1995