Form 10-Q
period 1995-06-30
DIAMOND SHAMROCK INC
filed 1995-08-11
CIK 810316

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 1995

                                   or

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

                             210-641-6800
        (Registrant's telephone number, including area code)
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                          ( )YES ( )NO

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at July 31, 1995: 29,021,996

                       PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                          DIAMOND SHAMROCK, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                (dollars in millions, except per share data)

                                  Three Months               Six Months
                                    Ended                      Ended
                                   June 30,                   June 30,
                                1995       1994            1995      1994
  REVENUES
Sales and operating revenues  $  789.7  $  646.5       $ 1,466.4   $ 1,230.3
Other revenues, net                4.3       2.6             8.4         7.1
                                 794.0     649.1         1,474.8     1,237.4
COSTS AND EXPENSES
Cost of products sold and
  operating expenses             687.1     546.6         1,300.2     1,061.3
Depreciation                      19.5      17.6            38.1        34.6
Selling and administrative        21.4      18.1            39.7        34.0
Taxes other than income taxes     10.4      10.4            20.7        19.9
Interest                          11.4      10.8            22.8        21.3
                                 749.8     603.5         1,421.5     1,171.1
Income Before Tax Provision       44.2      45.6            53.3        66.3
Provision for Income Taxes        16.2      18.1            19.9        26.6
Net Income                        28.0      27.5            33.4        39.7
Dividend Requirement
  on Preferred Stock               1.1       1.1             2.2         2.2
Earnings Applicable to
  Common Shares               $   26.9   $  26.4       $    31.2   $    37.5


Primary Earnings
  Per Share                   $   0.93   $  0.91       $    1.08   $    1.29
Fully Diluted Earnings
  Per Share                   $   0.87   $  0.85       $    1.03   $    1.23

Cash Dividends Per Share
  Common                      $   0.14   $   0.13      $    0.28   $    0.26
  Preferred                   $  0.625   $  0.625      $    1.25   $    1.25
Weighted Average Common Shares
  Outstanding (thousands of shares)
  Primary                       29,153     29,122         29,089      29,132
Fully Diluted                   32,409     32,376         32,372      32,389

See accompanying Notes to Consolidated Financial Statements.

                                DIAMOND SHAMROCK, INC.
                             CONSOLIDATED BALANCE SHEET
                     (dollars in millions, except per share data)

                                                   June 30,    December 31,
                                                     1995          1994
                                                (Unaudited)

                                 ASSETS
Current Assets
  Cash and cash equivalents                     $    16.7      $    27.4
  Receivables, less doubtful receivables
    of $6.6; $5.8 in 1994                           236.0          211.6
  Inventories
    Finished products                               127.4          109.6
    Raw materials                                    77.9          148.3
    Supplies                                         35.7           33.1
                                                    241.0          291.0
  Prepaid expenses                                   19.3           10.4
    Total Current Assets                            513.0          540.4
Properties and Equipment, less accumulated
  depreciation of $648.1; $609.3 in 1994          1,106.9        1,026.1
Deferred Charges and Other Assets                    52.3           54.3
                                                $ 1,672.2      $ 1,620.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year        $     4.0       $    3.9
  Accounts payable                                  144.6          199.3
  Accrued taxes                                      71.4           65.3
  Accrued royalties                                   7.5            6.7
  Current portion of Long-term Liability              8.0            8.0
  Other accrued liabilities                          73.0           90.9
    Total Current Liabilities                       308.5          374.1

Long-term Debt                                      581.3          509.2
Deferred Income Taxes                                89.5           81.5
Other Liabilities and Deferred Credits               76.2           67.0

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1994                               0.0            0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,028,534; 29,014,711
      in 1994
    Outstanding shares - 29,020,442; 28,896,917
      in 1994                                         0.3            0.3
  Paid-in Capital                                   447.7          447.3
  ESOP Stock and Stock Held in Treasury             (39.6)         (45.4)
Retained Earnings                                   208.3          186.8
    Total Stockholders' Equity                      616.7          589.0
                                                 $1,672.2       $1,620.8
See accompanying Notes to Consolidated Financial Statements.

                                    DIAMOND SHAMROCK, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                   (dollars in millions)

                                                      Six Months Ended
                                                          June 30,
                                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   33.4    $    39.7
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation                                      38.1         34.6
    Deferred income taxes                              8.0         12.4
    Loss on sale of properties and equipment           0.5          1.8
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable      (24.4)       (34.0)
      Decrease (increase) in inventories               50.0        (17.5)
      Decrease (increase) in prepaid expenses          (8.9)        (3.3)
      Increase (decrease) in accounts payable         (54.7)        31.4
      Increase (decrease) in taxes payable              6.1         12.6
      Increase (decrease) in accrued liabilities      (17.1)        17.8
    Other, net                                         10.5          3.4
NET CASH PROVIDED BY OPERATING ACTIVITIES              41.5         98.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment       0.1          1.1
  Purchase of properties and equipment               (111.0)       (58.9)
  Expenditures for investments                         (1.1)        (2.6)
NET CASH (USED IN) INVESTING ACTIVITIES              (112.0)       (60.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                          233.7         92.5
  Repayments of long-term debt                        (161.5)      (114.7)
  Payments of long-term liability                       (5.3)        (4.8)
  Funds received from ESOP                               2.8          2.5
  Issuance of Common Stock                               0.2          0.9
  Sale of Common Stock held in treasury                  0.2          0.3
  Dividends paid                                       (10.3)        (9.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     59.8        (33.0)
Net increase (decrease) in cash and cash equivalents   (10.7)         5.5
Cash and cash equivalents at beginning of period        27.4         12.8
Cash and cash equivalents at end of period         $    16.7     $   18.3

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

See accompanying Notes to Consolidated Financial Statements.

                                     DIAMOND SHAMROCK, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

1.  Financial Statements

The consolidated financial statements as of June 30, 1995 and for the three months ended June 30, 1995 and 1994 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

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

With respect to the unaudited consolidated financial information of the Company as of June 30, 1995, and for the three months ended June 30, 1995 and 1994, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. Costs of all other inventories are determined on an average cost method.

3.  Long-term Debt

The Company currently has outstanding $120.0 million of debt designated as the 10.75% Senior Notes. As of May 1, 1995, $30.0 million of the long-term debt became payable within one year. Since the Company intends to refinance the $30.0 million repayment by the use of commercial paper or other credit facilities which would be classified as long-term, and the Company has the ability to do so, the current portion of the long-term debt payable on April 30, 1996 has been classified as long-term debt.

4.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1994 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $68.9 million as of June 30, 1995, including $5.3 million paid during the six months ended June 30, 1995. See Note 3 of the 1994 Form 10-K for a discussion of the change in the method of accounting for the liability during the year ended December 31, 1993.


                          REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of June 30, 1995 and the three months and six months ended June 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 10, 1995, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.


                        REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. and its subsidiaries (the "Company") as of June 30, 1995 and for the quarters and six months ended June 30, 1995 and 1994. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1994, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 1995, which included an explanatory paragraph regarding the Company's change in accounting for its long-term shared cost liability in 1993, and its changes in accounting for income taxes and post-retirement benefits other than pensions in 1992, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/S/ PRICE WATERHOUSE LLP

    PRICE WATERHOUSE LLP

San Antonio, Texas
August 10, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months and six months ended June 30, 1995 and 1994. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                        Three Months         Six Months
                                           Ended               Ended
                                         June 30,             June 30,
                                       1995      1994       1995       1994
Sales and Operating Revenues:
  Refining and Wholesale             $ 391.8   $ 335.2   $   716.7  $   639.2
  Retail                               291.3     242.1       538.6      454.5
  Allied Businesses                    106.6      69.2       211.1      136.6
Total Sales and
  Operating Revenues                 $ 789.7   $ 646.5   $ 1,466.4  $ 1,230.3

Operating Profit:
  Refining and Wholesale             $  46.1   $  60.2   $    54.6  $    92.4
  Retail                                12.0       9.9        27.0       18.2
  Allied Businesses                     15.3       2.6        28.4        7.1
Total Operating Profit               $  73.4   $  72.7   $   110.0  $   117.7



Consolidated Results Second Quarter 1995 vs Second Quarter 1994

Sales and operating revenues of $789.7 million for the second quarter of 1995 were 22.2% higher than in the same period of 1994, primarily due to a 12.3% increase in wholesale refined products sales prices and a 14.3% and a 11.0% increase in retail gasoline sales prices and volumes, respectively. Also contributing to the increase in sales and operating revenues was a 54.0% increase in sales in the Company's Allied Businesses segment, primarily due to continued strong demand for polymer grade propylene.

During the second quarter of 1995, the Company had net income of $28.0 million compared to net income of $27.5 million in the 1994 second quarter. An improvement in the demand for polymer grade propylene in the Company's Allied Businesses segment was partially offset by lower refinery margins compared to the second quarter of 1994.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. All other inventories are determined on an average cost method.

Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a positive $7.8 million and a positive $11.2 million in the second quarters of 1995 and 1994, respectively.

Consolidated Results First Six Months 1995 vs First Six Months 1994

Sales and operating revenues of $1.5 billion for the first six months of 1995 were $236.1 million higher than for the same period of 1994. This increase was primarily due to a 13.8% increase in retail gasoline prices and an 11.0% increase in wholesale refined product sales prices. Also contributing to the increase in sales and operating revenues was a 54.6% increase in sales in the Allied Businesses segment, primarily due to an increase in polymer grade propylene sales.

During the first six months of 1995, the Company had net income of $33.4 million compared to net income of $39.7 million in the first six months of 1994. This 15.9% decrease is primarily due to lower refining margins, which was partially offset by strong demand for polymer grade propylene in the Company's Allied Businesses segment and an increase in the value of refinery inventories due primarily to crude oil price increases during the first six months of 1995. The estimated after-tax effect on net income from changes in inventory values was a positive $9.7 million and a positive $5.9 million in the first six months of 1995 and 1994, respectively.

Segment Results Second Quarter 1995 vs Second Quarter 1994

During the second quarter of 1995 the Refining and Wholesale segment had sales and operating revenues of $391.9 million compared to $335.2 million during the second quarter of 1994. The increase in sales and operating revenues was primarily due to a 12.3% increase in wholesale refined product sales prices. Operating profit in the second quarter of 1995 decreased $14.0 million from the second quarter of 1994, primarily due to a 9.5% decrease in refinery margins from the same period a year ago.

The Retail segment in the second quarter of 1995 reflected a 20.3% increase in sales and operating revenues. Such increase was primarily due to a 14.3% and a 11.0% increase in retail gasoline prices and volumes, respectively, reflecting an 8.5% increase in retail stores compared to the second quarter of 1994. Operating profit in the second quarter of 1995 was $12.0 million compared to $9.9 million in the second quarter of 1994. The increased operating profit was primarily due to increased retail gasoline volumes, partially offset by a 0.7% and a 1.2% decrease in retail gasoline and merchandise margins, respectively.

During the second quarter of 1995, the Allied Businesses segment reflected an increase in sales and operating revenues of 54.0%, primarily due to a $32.7 million increase in sales in the Company's propane/propylene business. This increase was primarily due to increased sales volumes and prices, reflecting continued strong demand for polymer grade propylene. Also contributing to the increase in sales and operating revenues was a 25.7% increase from the Company's natural gas liquids marketing business, reflecting a 22.1% increase in natural gas liquids sales volumes. Operating profits were $15.3 million for the second quarter of 1995 compared to $2.6 million in the second quarter of 1994. Operating profits increased primarily due to an $11.0 million increase in operating profit from the Company's propylene business.

Segment Results First Six Months 1995 vs First Six Months 1994

Sales and operating revenues from the Refining and Wholesale segment were $716.7 million in the first six months of 1995 compared to $639.2 million during the first six months of 1994. The increase in sales and operating revenues was primarily due to an 11.0% increase in wholesale refined product sales prices. Operating profit in the first six months of 1995 was $54.6 million compared to $92.4 million in the first six months of 1994. The decrease in operating profit was primarily due to a 26.6% decrease in refinery margins. Industry refining margins during the first quarter of 1995 were the weakest in recent years, reflecting a surplus of heating oil because of the extremely mild winter and confusion in the new reformulated gasoline ("RFG") market as several areas opted out, or attempted to opt out, of the RFG requirements. Refinery margins improved in the second quarter of 1995, reflecting strong gasoline demand and tight gasoline inventories.

The Retail segment results in the first six months of 1995 reflected an 18.5% increase in sales and operating revenues, primarily due to a 13.8% increase in retail gasoline sales prices, reflecting a 7.5% increase in retail outlets compared to the first six months of 1994. Operating profit in the first six months of 1995 was $27.0 million compared to $18.2 million in the first six months of 1994. The increase was primarily due to an 8.6% and a 2.3% increase in retail gasoline and merchandise margins, respectively.

The Allied Businesses segment results reflected an increase in sales and operating revenues of 54.6% to $211.1 million in the first six months of 1995 as compared to the same period in 1994. This increase was primarily due to a $56.2 million increase in sales in the Company's propylene business, reflecting increased sales volumes and prices, attributable to continued strong demand for polymer grade propylene. Also contributing to the increase in sales and operating revenues was a 27.3% increase from the Company's natural gas liquids marketing business, reflecting a 19.1% and a 6.9% increase in natural gas liquids sales volumes and prices, respectively. Operating profits were $28.4 million for the first six months of 1995 compared to $7.1 million in 1994. Operating profits increased primarily due to a $17.1 million and a $4.1 million increase in operating profit from the Company's propane/propylene and Nitromite fertilizer businesses, respectively.

The outlook for the refining and marketing industry for the rest of 1995 is positive. Even though the driving season is coming to an end, gasoline demand remains strong and gasoline inventories are tight, which should benefit refining margins. Distillate inventories that had built up due to the unseasonably warm winter in 1994 have come back down to historically normal levels which is positive as the Company enters into the winter season. The pipeline and new product terminal in El Paso, planned for completion in October 1995, will give the Company access to large and growing markets in the Southwest. Diamond Shamrock's retail marketing continues its aggressive expansion of its Corner Store network with the construction of 13 new stores and the acquisition of 21 stores thus far in 1995. Additionally, 13 properties in Arizona are now under option, and the Company plans to begin construction of the first four of these sites in September as its initial move into the Arizona market. Allied Businesses continue to be strong contributors in the third quarter.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the six months ended June 30, 1995, cash provided by operations was $41.5 million, compared with $98.9 million in the same period of 1994.

Working capital at June 30, 1995 was up $38.1 million from December 31, 1994, and consisted of current assets of $513.0 million and current liabilities of $308.5 million, or a current ratio of 1.7. At December 31, 1994, current assets were $540.4 million and current liabilities were $374.1 million, or a current ratio of 1.4. The increase in working capital in the first six months of 1995 was primarily due to a 27.4% decrease in accounts payable, partially offset by a 17.2% decrease in inventories. Crude oil inventories were higher than normal at December 31, 1994, primarily due to the Company's decision to purchase additional crude oil in December 1994 in order to overcome potential supply disruptions caused by the implementation of the Oil Pollution Act of 1990. The 27.4% decrease in accounts payable reflected the payment in the first quarter of 1995 for the additional crude oil purchased in December 1994 and the return to lower inventory levels.

Capital Expenditures

In recent years, capital expenditures have represented a variety of projects designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, and pursue new ventures in related businesses.

The Company's capital expenditures budget for 1995 has been increased to approximately $250.0 million from an earlier estimate of $225.0 million. Such increases are partly attributable to the recently announced plans to construct a second 730 million pound per year propylene splitter at Mont Belvieu, with construction that began in the second quarter of 1995 and completion slated for the third quarter of 1996. Also included in the Company's 1995 increased capital expenditures budget are amounts associated with the Company's decision to own outright rather than lease more of the retail outlets to be built or acquired in 1995.

The Company's capital and investment expenditures during 1994 were $162.1 million. The Company's capital and investment expenditures were $124.2 million during the first six months of 1995, including a non-cash investment of $12.0 million for the crude oil import and storage terminal acquired under an installment purchase arrangement.

The Company announced in June 1995 a BTX extraction project at its Three Rivers, Texas refinery. This project will extract benzene, toluene, and xylene from motor gasoline for sale into various petrochemical markets. The Company announced in February 1995 plans to increase the capacity and efficiency of its Three Rivers, Texas refinery with an expansion of the crude unit and construction of a DeMetalized Oil (DMO) hydrotreater, a hydrogen plant, and a sulfur recovery plant. The expansion will increase the capacity of the refinery from 72,000 barrels per day to 85,000 barrels per day and allow heavy oils to be upgraded to more profitable products. The project, which is scheduled for completion in the third quarter of 1996, will increase the production of gasoline and diesel at the refinery by approximately 10 percent. The Company also announced in February 1995 that it is expanding operations at its Mont Belvieu hydrocarbon facility. As part of the expansion project, the Company recently completed drilling a brine production well at the facility's East Terminal and purchased four underground storage wells at the facility's West Terminal. In addition, the Company is installing additional pumping and metering equipment at both terminals.

The Company continued to expand its retail marketing business in the first six months of 1995 with the acquisition of 21 outlets in New Mexico. In addition, the Company opened 13 new outlets through June 30, 1995. The newly opened outlets are leased by the Company under a pre-existing long-term lease arrangement. The Company has leased approximately $167.6 million in retail outlets and related equipment under these arrangements. At June 30, 1995, approximately $22.4 million of the $190.0 million commitment remained available to construct and/or acquire retail outlets. The Company presently anticipates leasing approximately 7 to 8 additional outlets during 1995.

Financing Activities

The Company anticipates that its capital expenditures, as well as expenditures for debt service, lease obligations, working capital, and dividend requirements might at times exceed cash generated by operations. To the extent that the Company's requirements exceed cash generated by operations, the Company anticipates that it may access its commercial paper and bank money market facilities or issue medium-to long-term notes. The Company may also consider other alternatives depending upon various factors, including changes in its capital requirements, results of operations, and developments in the capital markets.

In May, 1995 the Company registered $150.0 million of unallocated securities in a Universal Shelf Registration. That registration, which was declared effective by the Securities and Exchange Commission in June, 1995, allows the Company to issue up to $150.0 million of debt, equity, or warrants, or any combination thereof, to the public on terms to be set at the time of issuance. The Company will issue the securities so registered from time to time, based upon the Company's capital requirements and market conditions.

On June 1, 1995, the Company issued $25.0 million of 7 1/4% debentures due June 15, 2010, and on February 13, 1995, the Company issued $75.0 million in non-callable debentures due June 15, 2015. The proceeds from the issuance of the debentures were and will continue to be used for general corporate purposes, including payment of a $30.0 million principal installment on the Company's 10.75% Senior Notes on May 1, 1995, and to fund anticipated capital expenditures in 1995.

Regulatory Matters

It is expected that rules and regulations implementing the federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation, rules, or regulations will be enacted in the future or how existing or future laws, rules, or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 1995, the Texas Natural Resource Conservation Commission ("TNRCC") proposed to assess the Company a civil penalty of $2,085,600 based on the allegation that the Company violated certain permitting requirements for underground injection of waste water at the McKee Refinery. The Company will make every effort to reduce the penalty to a level that bears a more reasonable relationship to the alleged violations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 1995 Annual Meeting of Stockholders was held on May 2, 1995 in El Paso, Texas. At that meeting, the Company's Stockholders elected three directors to serve for a three-year term expiring in 1998, approved amendments to the Company's Long Term Incentive Plan, and ratified the appointment of Price Waterhouse LLP to serve as independent accountants for the Company and its subsidiaries for 1995.

The number of votes cast for, against, or withheld, as well as the number of abstentions as to each matter, is set forth below:

                   Election of Directors
Name                  Total Votes For        Total Votes Withheld

E. Glenn Biggs               26,087,845                476,533
W.E. Bradford                26,252,311                312,067
Bob Marbut                   26,250,355                314,023

          Amendments to 1990 Long Term Incentive Plan

   For                       Against                 Abstain

24,615,142                  1,595,334                353,902

Ratification of Appointment of Independent Accountants

   For                       Against                 Abstain

26,307,108                    119,198                138,072

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


15.1 Independent Accountants' Awareness Letter

99.1 Forms of Diamond Shamrock, Inc. Medium Term Notes, Series B

(b)   Reports on Form 8-K

A Report on Form 8-K was filed by the Company in the second quarter of 1995 on June 1, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND SHAMROCK, INC.


By /S/GARY E. JOHNSON
      Gary E. Johnson
        Vice President and Controller
        (Principal Accounting Officer)


August 10, 1995