Form 10-Q/A
period 1995-06-30
DIAMOND SHAMROCK INC
filed 1995-09-29
CIK 810316

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  (X) YES ( ) NO

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  ( ) YES ( ) NO

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at July 31, 1995: 29,021,996

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

15.1  Independent Accountants' Awareness Letter

27.1  Financial Data Schedule

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


                           DIAMOND SHAMROCK, INC.


                           By /S/ GARY E. JOHNSON
                                  Gary E. Johnson
                                  Vice President and Controller
                                  (Principal Accounting Officer)