Form 10-Q
period 1995-09-30
DIAMOND SHAMROCK INC
filed 1995-11-14
CIK 810316

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1995

                                 or

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

                           210-641-6800
        (Registrant's telephone number, including area code)
____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at October 31, 1995: 29,030,755

                    PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          DIAMOND SHAMROCK, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             (dollars in millions, except per share data)

                                 Three Months          Nine Months
                                     Ended                Ended
                                 September 30,         September 30,
                                1995       1994       1995      1994
REVENUES
Sales and operating revenues  $  746.3   $  700.4  $ 2,212.7  $ 1,930.7
Other revenues, net                4.6        3.8       13.0       10.9
                                 750.9      704.2    2,225.7    1,941.6
COSTS AND EXPENSES
Cost of products sold and
  operating expenses             680.8      613.8    1,981.0    1,675.2
Depreciation                      19.4       17.9       57.5       52.5
Selling and administrative        21.8       18.2       61.5       52.2
Taxes other than income taxes      9.9       10.6       30.6       30.4
Interest                          11.2       10.8       34.0       32.1
                                 743.1      671.3    2,164.6    1,842.4
Income Before Tax Provision        7.8       32.9       61.1       99.2
Provision for Income Taxes         2.1       12.3       21.9       38.9
Net Income                         5.7       20.6       39.2       60.3
Dividend Requirement
  on Preferred Stock               1.1        1.1        3.2        3.2
Earnings Applicable to
  Common Shares               $    4.6   $   19.5  $    36.0  $    57.1


Primary Earnings
  Per Share                   $   0.16   $   0.67  $    1.24  $    1.96
Fully Diluted Earnings
  Per Share                   $   0.16   $   0.64  $    1.22  $    1.86

Cash Dividends Per Share
  Common                      $   0.14   $   0.13  $    0.42  $    0.39
  Preferred                   $  0.625   $  0.625  $   1.875  $   1.875
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                     29,130     29,142     29,103     29,135
    Fully Diluted               32,385     32,397     32,376     32,391

See accompanying Notes to Consolidated Financial Statements.

                            DIAMOND SHAMROCK, INC.
                         CONSOLIDATED BALANCE SHEET
                   (dollars in millions, except per share data)

                                             September 30,  December 31,
                                                  1995         1994
                                              (Unaudited)
                                ASSETS
Current Assets
  Cash and cash equivalents                     $   24.4       $   27.4
  Receivables, less doubtful receivables
    of $7.4; $5.8 in 1994                          182.6          211.6
  Inventories
    Finished products                              146.8          109.6
    Raw materials                                   78.3          148.3
    Supplies                                        36.0           33.1
                                                   261.1          291.0
  Prepaid expenses                                  16.5           10.4
    Total Current Assets                           484.6          540.4
Properties and Equipment, less accumulated
  depreciation of $666.4; $609.3 in 1994         1,146.2        1,026.1
Deferred Charges and Other Assets                   52.7           54.3
                                                $1,683.5       $1,620.8

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year        $    4.0       $    3.9
  Accounts payable                                 143.1          199.3
  Accrued taxes                                     59.7           65.3
  Accrued royalties                                  6.8            6.7
  Current portion of Long-term Liability             8.0            8.0
  Other accrued liabilities                         76.1           90.9
    Total Current Liabilities                      297.7          374.1

Long-term Debt                                     607.3          509.2
Deferred Income Taxes                               85.5           81.5
Other Liabilities and Deferred Credits              75.5           67.0

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1994                              0.0            0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,030,761; 29,014,711
      in 1994
    Outstanding shares - 29,030,761; 28,896,917
      in 1994                                        0.3            0.3
  Paid-in Capital                                  447.7          447.3
  ESOP Stock and Stock Held in Treasury            (39.4)         (45.4)
  Retained Earnings                                208.9          186.8
    Total Stockholders' Equity                     617.5          589.0
                                                $1,683.5       $1,620.8

See accompanying Notes to Consolidated Financial Statements.

                          DIAMOND SHAMROCK, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                          (dollars in millions)

                                                      Nine Months Ended
                                                         September 30,
                                                       1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  39.2      $  60.3
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation                                      57.5         52.5
    Deferred income taxes                              4.0         16.8
    Loss on sale of properties and equipment           1.0          2.0
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable      29.0        (46.1)
      Decrease (increase) in inventories              29.9        (45.9)
      Decrease (increase) in prepaid expenses         (6.1)        (1.9)
      Increase (decrease) in accounts payable        (56.2)        15.9
      Increase (decrease) in taxes payable            (5.6)         5.2
      Increase (decrease) in accrued liabilities     (14.7)        29.7
    Other, net                                        14.1         11.9
NET CASH PROVIDED BY OPERATING ACTIVITIES             92.1        100.4

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment      0.7          4.1
  Purchase of properties and equipment              (171.6)       (95.8)
  Expenditures for investments                        (2.1)        (3.8)
NET CASH (USED IN) INVESTING ACTIVITIES             (173.0)       (95.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                        312.7        162.3
  Repayments of long-term debt                      (214.5)      (146.7)
  Payments of long-term liability                     (8.2)        (7.8)
  Funds received from ESOP                             2.8          2.5
  Issuance of Common Stock                               -          0.9
  Sale of Common Stock                                 0.2            -
  Sale of Common Stock held in treasury                0.3          0.4
  Dividends paid                                     (15.4)       (14.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   77.9         (2.9)
Net increase (decrease) in cash and cash equivalents  (3.0)         2.0
Cash and cash equivalents at beginning of period      27.4         12.8
Cash and cash equivalents at end of period         $  24.4      $  14.8

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

See accompanying Notes to Consolidated Financial Statements.

                          DIAMOND SHAMROCK, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  Financial Statements

The consolidated financial statements as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

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

With respect to the unaudited consolidated financial information of the Company as of September 30, 1995, and for the three months and nine months ended September 30, 1995 and 1994, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At September 30, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. Costs of all other inventories are determined on an average cost method.

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

4.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 16 of the 1994 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $71.8 million as of September 30, 1995, including $8.2 million paid during the nine months ended September 30, 1995. See Note 3 of the 1994 Form 10-K for a discussion of the change in the method of accounting for the liability during the year ended December 31, 1993.


                     REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of September 30, 1995 and the three months and nine months ended September 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 1995, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. and its subsidiaries (the "Company") as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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


San Antonio, Texas
November 14, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months and nine months ended September 30, 1995 and 1994. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                     Three Months            Nine Months
                                        Ended                   Ended
                                    September 30,            September 30,
                                   1995      1994          1995      1994
Sales and Operating Revenues:
  Refining and Wholesale        $ 371.3   $ 357.5     $ 1,088.0  $   996.7
  Retail                          291.0     267.1         829.6      721.6
  Allied Businesses                84.0      75.8         295.1      212.4
Total Sales and
 Operating Revenues             $ 746.3   $ 700.4     $ 2,212.7  $ 1,930.7

Operating Profit:
  Refining and Wholesale        $   5.9   $  37.9     $    60.5  $   130.4
  Retail                           19.8      16.0          46.8       34.2
  Allied Businesses                11.2       5.4          39.6       12.4
Total Operating Profit          $  36.9   $  59.3     $   146.9  $   177.0


Consolidated Results Third Quarter 1995 vs Third Quarter 1994

Sales and operating revenues of $746.3 million for the third quarter of 1995 were 6.5% higher than in the same period of 1994, primarily due to increases in retail and wholesale gasoline sales volumes of 11.6% and 8.0%, respectively. Partially offsetting this increase in volumes was a 5.1% decrease in wholesale refined product sales prices and a 3.3% decrease in retail gasoline sales prices. Also contributing to the increase in consolidated sales and operating revenues was a 10.8% increase in sales in the Company's Allied Businesses segment, primarily due to continued strong demand for polymer grade propylene and Nitromite ammonia fertilizer.

During the third quarter of 1995, the Company had net income of $5.7 million compared to net income of $20.6 million in the 1994 third quarter. The Company's third quarter results were negatively impacted by lower refinery margins in the inland markets where the Company sells most of its products. Partially offsetting the decrease in refining margins was an improvement in the demand for polymer grade propylene and Nitromite ammonia fertilizer in the Company's Allied Businesses segment and a 7.3% increase in retail fuel margins compared to the third quarter of 1994.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At September 30, 1995, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. All other inventories are determined on an average cost method.

Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a negative $6.8 million and a positive $3.8 million in the third quarters of 1995 and 1994, respectively.

Consolidated Results First Nine Months 1995 vs First Nine Months 1994

Sales and operating revenues of $2.2 billion for the first nine months of 1995 were $282.0 million higher than for the same period of 1994. This increase was primarily due to a 9.8% and a 7.4% increase in retail gasoline sales volumes and prices, respectively, and a 4.8% and a 5.2% increase in wholesale refined product sales volumes and prices, respectively. Also contributing to the increase in sales and operating revenues was a 39.0% increase in sales in the Allied Businesses segment, primarily due to an increase in polymer grade propylene sales.

During the first nine months of 1995, the Company had net income of $39.2 million compared to net income of $60.3 million in the first nine months of 1994. This decrease was primarily due to lower refining margins in the inland markets where the Company sells most of its products, which was partially offset by strong demand for polymer grade propylene, an increase in retail fuel margins, and an increase in the value of refinery inventories due primarily to crude oil purchase price increases during the first half of 1995. The estimated after tax change in inventory values was a positive $2.9 million and $8.0 million in the first nine months of 1995 and 1994, respectively.

Segment Results Third Quarter 1995 vs Third Quarter 1994

During the third quarter of 1995, the Refining and Wholesale segment had sales and operating revenues of $371.3 million compared to $357.5 million during the third quarter of 1994. The increase in sales and operating revenues was primarily due to an 8.1% increase in wholesale refined product sales volumes, partially offset by a 5.1% decrease in wholesale refined product sales prices. Operating profit in the third quarter of 1995 decreased $32.0 million from the third quarter of 1994, primarily due to a 21.1% decrease in refinery margins from the same period a year ago. Last year, refinery margins in the Company's inland market, where most of its products are sold, were strong relative to the Gulf Coast market primarily because supply to the inland market was constrained by distribution system problems. While refinery margins in the Company's inland market remain higher than those in the Gulf Coast market, they have declined versus last year while Gulf Coast margins have improved.

Also contributing to the decrease in operating profit was a decrease in the value of refinery inventories due primarily to crude oil and petroleum price decreases during the third quarter of 1995. The estimated after tax change in inventory values was a negative $6.8 million and a positive $2.9 million in the third quarter of 1995 and 1994, respectively.

The Retail segment in the third quarter of 1995 reported an 8.9% increase in sales and operating revenues compared to the same period of 1994. The increase was primarily due to an 11.6% increase in retail gasoline volumes, that was the result of an 8.0% increase in the number of retail stores compared to the third quarter of 1994. Also contributing to the increase in sales and operating revenues was a 10.8% increase in retail merchandise sales. Partially offsetting the increase in sales and operating revenues was a 3.3% decrease in retail gasoline sales prices. Operating profit in the third quarter of 1995 was $19.8 million compared to $16.0 million in the third quarter of 1994. The increased operating profit was primarily due to a 7.3% increase in retail gasoline margins, partially offset by a 1.0% decrease in retail merchandise margins.

During the third quarter of 1995, the Allied Businesses segment reflected an increase in sales and operating revenues of 10.8%, primarily due to a $3.8 million increase in sales in the Company's propane/propylene business. This increase was primarily due to increased sales volumes and prices, reflecting continued strong demand for polymer grade propylene. Also contributing to the increase in sales and operating revenues was a $2.2 million increase from the Company's Nitromite ammonia fertilizer business. Operating profits were $11.2 million for the third quarter of 1995 compared to $5.4 million in the third quarter of 1994. Operating profits increased primarily due to a $2.5 million and a $1.2 million increase in operating profit from the Company's propylene and Nitromite ammonia fertilizer businesses, respectively.

Segment Results First Nine Months 1995 vs First Nine Months 1994

Sales and operating revenues from the Refining and Wholesale segment were $1,088.0 million in the first nine months of 1995 compared to $996.7 million during the first nine months of 1994. The increase in sales and operating revenues was primarily due to a 4.8% and a 5.2% increase in wholesale refined product sales volumes and prices, respectively. Operating profit in the first nine months of 1995 was $60.5 million compared to $130.4 million in the first nine months of 1994. The decrease in operating profit was primarily due to a 25.1% decrease in refinery margins. Industry refining margins during the first quarter of 1995 were the weakest in recent years, reflecting a surplus of heating oil because of the extremely mild winter and confusion in the new reformulated gasoline ("RFG") market as several areas opted out, or attempted to opt out, of the RFG requirements. Refinery margins improved in the second quarter of 1995, reflecting strong gasoline demand and tight gasoline inventories. Refining margins began decreasing early in the third quarter of 1995, and recovered only slightly by late in the quarter.

The Retail segment results in the first nine months of 1995 reflected a 15.0% increase in sales and operating revenues, primarily due to a 9.8% and a 7.4% increase in retail gasoline sales volumes and prices, respectively. This increase also reflected the contribution from a 7.7% increase in the average number of retail outlets in the first nine months of 1995 compared to the same period in 1994. Also contributing to the increase in sales and operating revenues was a 9.8% increase in merchandise sales. Operating profit in the first nine months of 1995 was $46.8 million compared to $34.2 million in the first nine months of 1994. The increase was primarily due to an 8.2% increase in retail gasoline margins.

The Allied Businesses segment results reflected an increase in sales and operating revenues of 39.0% to $295.1 million in the first nine months of 1995 as compared to the same period in 1994. This increase was primarily due to a $59.9 million increase in sales in the Company's propylene business, reflecting increased sales volumes and prices attributable to continued strong demand for polymer grade propylene. Also contributing to the increase in sales and operating revenues was a 16.5% increase from the Company's natural gas liquids marketing business, reflecting a 14.2% and a 2.0% increase in natural gas liquids sales volumes and prices, respectively. Operating profits were $39.6 million for the first nine months of 1995 compared to $12.4 million in 1994. Operating profits increased primarily due to a $19.6 million and a $5.3 million increase in operating profit from the Company's propane/propylene and Nitromite ammonia fertilizer businesses, respectively.

While refining and marketing margins have declined recently, management believes that the fundamentals for the refining and marketing industry remain solid. Gasoline inventories are at a 20-year low and the usual fourth quarter refining industry maintenance schedule is anticipated to help keep them at these levels for the near term. Gasoline demand continues to be strong and refinery utilization rates, while lower than in the summer due to the high level of refining industry maintenance, remain relatively high. Middle distillate inventories have declined steadily from spring's excessive levels, which had built up due to exceptionally warm winter weather last year, and are now at normal levels as we approach the winter months. Management believes that these strong fundamentals combined with a normal winter this year should lead to improved margins.

Management also is optimistic about major projects scheduled to come on-stream during the next 18 months. The expansion of the Three Rivers refinery is well underway with the first phase, a hydrogen plant, already in operation. The Company's petroleum products pipeline from the McKee refinery to El Paso, Texas began operating in November. In the retail segment, construction of 18 Corner Stores has been completed year-to-date with 14 others currently under construction.

The Company has established earnings per share improvement goals of $0.75 per share in 1996 and another $0.75 per share the following year for a total of $1.50 in 1997. These earnings targets do not reflect the potential impact of the market on refining and marketing margins, of the economy and inflation on operating expenses, or other factors outside the Company's control. As such there necessarily can be no assurance that these goals will be realized.

Underlying our earnings improvement goals are several significant items. The primary contributor to improved earnings is the combined impact of the completion of capital projects currently underway or recently completed. The most significant of these projects are the El Paso pipeline and terminal, the Three Rivers expansion, and the second propylene splitter, all discussed above. Project economics are based on historical product prices and raw material costs that represent two to five year averages.

Second in significance is the migration of all of our information systems from a mainframe system to a client/server system which will result in cost savings of several million dollars. The migration is expected to be largely completed by year end 1995.

The balance of the anticipated earnings improvement comes from a combination of administrative expense control measures and the optimization of operations.

Finally, these profit improvement goals were established prior to our agreement to acquire National Convenience Stores Incorporated ("NCS"). While management is confident that the NCS proposed acquisition will contribute to the Company's operating profit in 1996, we also anticipate one-time consolidation expenses during 1996 which will affect net income for the year. (see "Acquisition of National Convenience Stores" below).

Liquidity and Capital Resources

Cash Flow and Working Capital

For the nine months ended September 30, 1995, cash provided by operations was $92.1 million, compared with $100.4 million in the same period of 1994.

Working capital at September 30, 1995 was up $20.6 million from December 31, 1994, and consisted of current assets of $484.6 million and current liabilities of $297.7 million, or a current ratio of 1.6. At December 31, 1994, current assets were $540.4 million and current liabilities were $374.1 million, or a current ratio of 1.4. The increase in working capital in the first nine months of 1995 was primarily due to a 28.2% decrease in accounts payable, partially offset by a 10.3% decrease in inventories. Crude oil inventories were higher than normal at December 31, 1994, primarily due to the Company's decision to purchase additional crude oil in December 1994 in order to overcome potential supply disruptions caused by the implementation of the Oil Pollution Act of 1990. While inventory levels returned to normal levels early in the year, a 17.1% increase in inventory prices during the first nine months of 1995 served to partially offset the decrease. The 28.2% decrease in accounts payable reflected the payment in the first quarter of 1995 for the additional crude oil purchased in December 1994 and the return to lower inventory levels.

Capital Expenditures

In recent years, capital expenditures have represented a variety of projects primarily designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, and pursue new ventures in related businesses.

On November 8, 1995, the Company announced that it had entered into a proposed acquisition agreement with NCS (see "Acquisition of National Convenience Stores" below for a discussion of the impact of the acquisition on capital expenditures).

Excluding the proposed NCS acquisition, the Company's capital expenditures budget for 1995 had increased to approximately $280.0 million from an earlier estimate of $250.0 million. Such increase is attributable to the acceleration of certain ongoing projects and the initiation of several recently announced projects, including a BTX (benzene, toluene and xylene) extraction facility at the Company's Three River's Refinery. Also contributing to this increase is the Company's decision to purchase from the lessor its interest in the Southlake Products Pipeline extending from the McKee Refinery to the Dallas/Fort Worth area.

The Company's capital and investment expenditures were $183.6 million during the first nine months of 1995, including a non-cash investment of $12.0 million for a portion of a crude oil import and storage terminal acquired under an installment purchase arrangement. The Company is progressing with the project to increase the capacity and efficiency of its Three Rivers, Texas refinery with an expansion of the crude unit and construction of a DeMetalized Oil (DMO) hydrotreater, a hydrogen plant, and a sulfur recovery plant. The expansion will increase the capacity of the refinery from 72,000 barrels per day to 85,000 barrels per day and allow heavy oils to be upgraded to more profitable products. The project, which is scheduled for completion in the third quarter of 1996, will increase the production of gasoline and diesel at the refinery by approximately 10 percent. The Company is also progressing with the construction of a second 730 million pound per year propylene splitter at Mont Belvieu with completion scheduled for the third quarter of 1996. The Company also recently completed drilling a brine production well at the East Terminal at Mont Belvieu and purchased four underground storage wells at the facility's West Terminal. In addition, the Company is installing additional pumping and metering equipment at both terminals.

The Company continued to expand its retail marketing business in the first nine months of 1995 with the acquisition of 21 outlets in New Mexico. In addition, the Company opened 17 new outlets and closed 3 marginal units through September 30, 1995. The newly opened outlets are leased by the Company under a pre-existing lease arrangement. The Company has leased approximately $171.6 million in retail outlets and related equipment under these arrangements. At September 30, 1995, approximately $18.4 million of the $190.0 million commitment remained available to construct and/or acquire retail outlets. The Company presently anticipates leasing approximately one to two additional outlets during 1995.

The Company announced on September 18, 1995 that it had entered into an agreement to sell 11 of its outlets located in Amarillo, Texas to a local convenience store chain. The purchaser has agreed to retain the Diamond Shamrock brand on the outlets purchased, and additionally to convert its other 36 outlets located in the Amarillo area to the Diamond Shamrock brand.

Capital spending is presently estimated to be approximately $200 million in 1996, reflecting the continuation and completion of the projects being constructed at the Three Rivers Refinery, construction of the propylene splitter, and retail store construction.

Financing Activities

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

On June 1, 1995, the Company issued $25.0 million of 7 1/4% debentures due June 15, 2010, and on February 13, 1995, the Company issued $75.0 million of 8 3/4% non-callable debentures due June 15, 2015. The proceeds from the issuance of the debentures were and will continue to be used for general corporate purposes, including payment of a $30.0 million principal installment on the Company's 10.75% Senior Notes on May 1, 1995, and to fund anticipated capital expenditures in 1995.

The Company presently anticipates that its 1996 capital expenditures, as well as expenditures for debt service, lease obligations, working capital, and dividend requirements will exceed cash generated by operations. With respect to the proposed NCS acquisition, the Company has arranged to obtain up to $340.0 million in financing from Bank of America (see "Acquisition of National Convenience Stores" below for further discussion). In addition, to the extent that the Company's other requirements exceed cash generated by operations, the Company anticipates that it will be able to access its commercial paper and bank money market facilities or issue medium- to long-term notes. The Company may also consider other alternatives depending upon various factors, including changes in its capital requirements, results of operations, and developments in the capital markets.

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

Acquisition of National Convenience Stores

On November 8, 1995, the Company announced that it had entered into an agreement with NCS providing for the acquisition of NCS by the Company. The total value of the transaction, including the assumption of NCS's debt net of cash is estimated at $260.0 million. Financing for the transaction has been arranged through Bank of America.

NCS operates 661 "Stop N Go" convenience stores located in Texas. Nearly 600 of the NCS outlets sell gasoline. Giving effect to the acquisition, it is estimated that total 1995 annual revenues for the combined companies would be approximately $3.3 billion, total assets would be approximately $2.2 billion, and total debt would be approximately $900.0 million. In addition, the Company's sales of gasoline through branded outlets would increase approximately 21.0% to an estimated 123,000 barrels per day. The acquisition is expected to increase the contribution of the Company's Retail segment to operating profit which lessens the impact of more volatile refining margins on overall results of operations.

With respect to the Company's preliminary capital spending plans for 1996, the acquisition will probably result in the elimination of some capital budget items for the construction and remodeling of additional retail outlets in Texas. However, some additional capital will be required to be spent with respect to NCS outlets. As a result, the previously discussed estimate of capital spending for 1996 remains at approximately $200.0 million.

The proposed NCS acquisition, which is subject to various customary conditions, is presently expected to close in December of this year.


                     PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

15.1  Independent Accountants' Awareness Letter

27.1  Financial Data Schedule

(b)   Reports on Form 8-K

  No reports on Form 8-K were filed by the Company in the third quarter of 1995.


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIAMOND SHAMROCK, INC.



                              By /S/GARY E. JOHNSON
                                    Gary E. Johnson
                                    Vice President and Controller
                                    (Principal Accounting Officer)
November 14, 1995