Form 10-Q/A
period 1995-09-30
DIAMOND SHAMROCK INC
filed 1995-11-14
CIK 810316

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q/A

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

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q/A. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1994 Annual Report to Stockholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

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

                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q/A of Diamond Shamrock, Inc. and its subsidiaries (the "Company") as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

10.1  Agreement and Plan of Merger

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

                              DIAMOND SHAMROCK, INC.



                              By /S/GARY E. JOHNSON
                                    Gary E. Johnson
                                    Vice President and Controller
                                    (Principal Accounting Officer)
November 14, 1995

                            INDEX TO EXHIBITS

                                                           Sequentially
Exhibit                                                    Numbered
Number                        Exhibit                      Pages

10.1   --  Agreement and Plan of Merger, dated November 8, 1995 by and among
           Diamond Shamrock, Inc., Shamrock Acquisition Corp., and National Convenience Stores Incorporated, filed as Exhibit (c)(1) to the Company's Schedule 14D-1 Tender Offer Statement, filed with the Securities Exchange Commission on November 14, 1995 and incorporated by reference herein.

15.1   --  Independent Accountants' Awareness Letter.

27.1   --  Financial Data Schedule.