Form 10-K
period 1995-12-31
DIAMOND SHAMROCK INC
filed 1996-03-22
CIK 810316

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                          ___________________

                               Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                 Commission File Number
    December 31, 1995                              1-9409
                          ___________________

                        DIAMOND SHAMROCK, INC.
        (Exact Name of Registrant as Specified in its Charter)

         Delaware                                 74-2456753
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

  9830 Colonnade Boulevard
     San Antonio, Texas                             78230
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1996 was approximately $908,280,319

     Shares of Common Stock outstanding at March 14, 1996 -- 29,181,697

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1995, filed as Exhibits 13.1 and 13.2 hereto, are incorporated by reference into Parts I and II hereof. Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

                              PART I

Item 1.   Business.

     Diamond Shamrock, Inc. (the "Company") is the leading independent refiner and marketer of petroleum products in the southwestern United States and the largest retail marketer of gasoline in the state of Texas. The Company operates two crude oil refineries located in Texas and is engaged in the wholesale and retail marketing of refined petroleum products in a nine state area. The Company sells gasoline and merchandise through Company-operated retail outlets concentrated in Texas, Colorado, New Mexico, Louisiana, and Arizona, and distributes gasoline through independently owned Diamond Shamrock branded outlets in Texas and nearby states. The Company also stores and markets natural gas liquids, manufactures and markets anhydrous ammonia and polymer-grade propylene, and operates certain other related businesses.

     The Company was incorporated in Delaware in February, 1987, and became a publicly owned corporation effective April
30, 1987.

     A description of the general development and conduct of the business of the Company is set forth below. Consolidated financial information for the Company for the year ended December 31, 1995 and for certain prior years, including Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and Selected Financial Data, is included in this report as Exhibits 13.1 and 13.2, and all such information is incorporated into this report by reference. Information concerning outside sales and operating revenues and operating profit for the Company and each of its business segments for the three years ended December 31, 1995, together with information concerning the identifiable assets of the various business segments as of December 31, 1993, 1994, and 1995, is set forth in Note 5 contained in Exhibit 13.2, which is incorporated herein by reference.

Refining

     The Company owns and operates two modern refineries strategically located near its key markets. The McKee Refinery, located near Amarillo, Texas, and the Three Rivers Refinery, located near San Antonio, Texas, have an aggregate refining capacity of approximately 215,000 barrels of crude oil per day (140,000 barrels at the McKee Refinery and 75,000 barrels at the Three Rivers Refinery). The Company operated its refineries at levels which averaged in excess of 95% of capacity in 1995. Approximately 91% of the refinery outputs are high-value products, including gasoline, diesel, jet fuels, and liquefied petroleum gases. The refineries also produce sulfur, sulfuric acid, ammonium thiosulfate, refinery grade propylene, fuel oil, asphalt, and carbon black oil.

     The completion of certain debottlenecking projects at the McKee Refinery during 1993, 1994, and 1995 increased its crude oil throughput capacity to approximately 140,000 barrels per day. Other projects at the refinery in recent years permit it to meet various federally mandated fuel specifications. Preparations were completed at the McKee Refinery during 1994 for the production of reformulated gasoline ("RFG") for the Dallas/Fort Worth market, and production of RFG commenced in November 1994. RFG production was made more cost-effective in mid-1995 when a new tertiary amyl methyl ether ("TAME") unit
was completed at the refinery.   In addition to RFG
production, the McKee Refinery supplies oxygenated fuel during the winter months to the El Paso, Denver, and Albuquerque markets. Most of the oxygenated fuel manufactured at McKee, other than RFG, contains oxygenates obtained from other manufacturers. The McKee plant also manufactures low-sulfur diesel meeting governmental specifications for on-road use, with the aid of a desulfurization unit which was completed in 1993.

     In 1995, the Company commenced work at the Three Rivers Refinery on several expansion projects which will, when completed, allow the refinery to be more flexible in selecting its crude oil feedstock, upgrade its product slate, and expand its throughput capacity to approximately 85,000 barrels of crude oil per day. The projects include a demetalized oil hydrotreater, a hydrogen plant, a sulphur recovery plant, and expansion of the crude unit. The hydrogen plant was completed in October 1995. The sulphur recovery plant and expansion of the crude unit were completed in February 1996. The final phase of the expansion, completion of the demetalized oil hydrotreater, is scheduled for the third quarter of 1996.

     The Three Rivers Refinery began processing natural gas liquids (NGL) from local gas processing plants in early 1995. A 50 mile pipeline and modifications to existing equipment were completed in March 1996 to enable the Three Rivers plant to produce and transport a purity ethane product to a commercial ethylene plant for processing.

     The Company has also commenced engineering work on a benzene/toluene/xylene ("BTX") extraction and fractionation unit at the Three Rivers Refinery, which will allow the company to recover these valuable petrochemical feedstocks from the refinery s gasoline pool. Completion of the BTX unit is scheduled for the first half of 1997.

     The Three Rivers Refinery continued throughout 1995 to enjoy the benefits of a substantial plant expansion which was completed in 1993. That expansion included construction of a hydrocracker and modification of a continuous regeneration reformer and crude distillation unit. Completion of these projects enabled the refinery to increase gasoline production capacity by approximately 50% and production capacity for other distillates, including diesel, by approximately 25%. It also enabled the refinery to meet federal diesel desulphurization requirements.

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

     The McKee Refinery also has access at Wichita Falls,
Texas through a 70,000 barrel per day pipeline to major pipelines which transport crude oil from the Texas Gulf Coast and major West Texas oil fields into the Mid-Continent region.

     The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. To enhance its access to foreign crude oil, in 1995 the Company completed a new crude oil terminal located at the Port of Corpus Christi, which has a total storage capacity of 1.2 million barrels. The addition of a fourth 400,000 barrel tank to the terminal in the first half of 1996 will permit the Company to be more flexible in taking delivery of and in blending crude oil feedstock for the Three Rivers Refinery, thereby enabling it to take better advantage of the increased refining complexity provided by the improvements that have been recently completed or which are currently underway at the Three Rivers Refinery. The addition of the new tank should also reduce the Company's demurrage expense (the charge assessed by a ship for the time it is delayed in port to unload cargo) by allowing the Company to accept delivery of larger crude oil cargos at the terminal, thereby decreasing the number of such deliveries, and reduce transportation expense by eliminating the need to terminal a portion of the Company's crude oil receipts through facilities located near Corpus Christi which are owned by other parties. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 70 mile pipeline which has the capacity to deliver 120,000 barrels of crude oil per day to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate crude oil through common carrier pipelines and to crude oil production in South Texas.

     The Company acquires a major portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing the crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline systems.

     While the Company has no crude oil reserves and its operations could be adversely affected by fluctuations in the availability of crude oil and other supplies, the Company believes that current domestic and foreign sources of crude oil will be sufficient to meet the Company's requirements for the foreseeable future.

     The Company's refined products are distributed primarily through the Company's approximately 2,959 miles of refined products pipelines and its 16 terminals. The Company's refined products terminal near Dallas, the Southlake Terminal, also receives products from the Explorer Pipeline, a major common carrier of refined products from the Houston area.

     Over the last several years the Company has added significantly to its product distribution system. This has been accomplished in part by the construction of new product pipelines to connect the Company's refineries to expanding markets and in part by adding to or purchasing additional capacity in existing product pipelines.

     In November 1995, the Company commenced operation of a newly constructed 409-mile, 10-inch pipeline from the McKee Refinery to El Paso, Texas, along with a new terminal in El Paso from which the Company will distribute product delivered via the pipeline. The new pipeline has an initial capacity to deliver 27,000 barrels per day of refined products, including gasoline, diesel, jet fuels, and propane, and the new terminal provides total associated storage capacity for approximately 500,000 barrels of product. It gives the Company the capability of delivering refined products from the McKee Refinery directly to the El Paso market, in which the Company has established a significant market presence, and also to deliver refined products to markets in Arizona through a common carrier pipeline originating in El Paso.

     Available capacity in the Amarillo-Tucumcari-Albuquerque products pipeline, which carries products from the McKee refinery, has been expanded both by purchase of one-half of the interest of a pipeline partner, and by construction projects that expanded the capacity of that line by an additional 2,000 barrels per day, giving the line a total product delivery capacity from the McKee Refinery of 12,600 barrels per day. In 1994, the Company completed construction of a products pipeline from the McKee Refinery to the Colorado Springs, Colorado area. The project included a 10-inch pipeline to Colorado Springs, Colorado with an initial capacity of 32,000 barrels per day, covering approximately 258 miles, which connects to a new terminal facility with a total product storage capacity of 320,000 barrels. Subject to obtaining regulatory approvals, the Company plans to construct an extension of that pipeline to Denver.

     In 1994, the Company connected its product pipeline running from the McKee Refinery to the Southlake Terminal to those of another gasoline refiner and marketer at Wichita Falls, Texas and at Southlake, Texas. The connections enable the Company to deliver an additional 2,500 barrels of gasoline per day from the McKee Refinery to Wichita Falls as part of a product exchange arrangement, and to deliver an additional 9,000 to 18,000 barrels of gasoline per day from the McKee Refinery to the Southlake Terminal for sale at a specified margin above the spot market price.

     The Company expanded the Three Rivers Refinery product distribution system in 1992 by constructing a refined products terminal near Laredo, Texas. The project required construction of a 100-mile refined products pipeline connecting the terminal to the Three Rivers Refinery. The terminal enables the Company to deliver approximately 15,000 barrels per day of refined products to southwest Texas and adjacent market areas in Mexico.

     The Company has historically entered into product exchange and purchase agreements with unaffiliated companies. Exchange agreements provide for the delivery to unaffiliated companies of refined products at the Company's terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Such arrangements enable the Company to broaden its geographical distribution capabilities and supply markets not connected to its refined products pipeline system. Most of the Company's exchanges and purchase arrangements are long-standing arrangements, but generally can be terminated on 30 to 90 days notice. Products are currently received on exchange or by purchase through 39 terminals and distribution points throughout the Company's principal marketing areas.

Marketing

     In December 1995, the Company successfully concluded a public tender offer for the outstanding common stock and warrants to purchase common stock of National Convenience Stores Incorporated ("NCS"), and NCS subsequently became a wholly owned subsidiary of the Company through merger. At the end of 1995, NCS operated 661 specialty convenience stores, over 90% of which sold gasoline, in four cities in the state of Texas under the name Stop N Go. The Company is currently engaged in the integration of the NCS stores with the rest of the Company's retail operations. The Company currently plans to sell Diamond Shamrock branded gasoline through the Stop N Go outlets, but to otherwise retain and use the Stop N Go brand in connection with those outlets.

     The Company has a strong brand identification in much of its nine-state marketing area. The volume of gasoline the Company sells through its network of 1,506 Company-operated retail outlets is equal to approximately 68% of the gasoline the Company produces at its refineries. The volume of gasoline the Company sells to independent branded and unbranded jobbers, commercial, and end user accounts, and other marketers exceeds the remainder of the Company's gasoline production. To the extent the Company's requirements exceed the production at its refineries, the balance is made up through purchases of gasoline.

     Total motor fuel outlets at the dates indicated below were as follows:

                                   December 31,
                                   1995      1994      1993

Company Owned and Operated           715       496       504
Company Leased and Operated          791       314       272
TOTAL COMPANY OPERATED             1,506       810       776
Jobber Operated                    1,203     1,206     1,194
TOTAL MOTOR FUEL OUTLETS           2,709     2,016     1,970

     As of December 31, 1995, Company-operated retail outlets were located in Texas (1,291), Colorado (128), New Mexico
(49), Louisiana (37), and Arizona ( 1 ). Most of the Company's stores are modern, attractive, high-volume gasoline outlets. In addition, these outlets sell a wide variety of products such as groceries, health and beauty aids, fast foods, and beverages.

     The Company plans to open 16 new retail outlets during 1996, most of which will be located in Arizona.

     The Company opened 30 new retail outlets in 1995.  In
1995, the Company also purchased, in addition to 661 NCS retail outlets, 21 retail outlets in New Mexico.

     In 1994, the Company opened 17 new outlets, and purchased an additional 26. In 1993, the Company opened nine new outlets, and purchased an additional 19.

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

     The Company is continuing its program of closing and selling retail outlets which have marginal profitability or which are situated outside its principal marketing areas. During 1995, the Company closed five such outlets. In addition, the Company sold all 11 of the outlets it operated in Amarillo, Texas to a retailer who agreed to become one of Diamond Shamrock's branded jobbers, and who agreed to retain the Diamond Shamrock brand on the outlets purchased as well as place it on another 36 of the jobber's outlets selling gasoline under other brands in that market.

     As of December 31, 1995, 136 independent jobbers supplied 1,203 "Diamond Shamrock" branded retail outlets located in eight states. The Company enjoys long-term relationships with many of its jobbers. Representatives from 20 jobbers make up a Jobber Council that meets on a regular basis with the Company's management to communicate concerns, and to learn about opportunities and developments in the Company's marketing program.

     During the past three years, the Company has made a number of significant improvements to its jobber assistance programs in an on-going effort to improve the quality of the "Diamond Shamrock" brand image. Such programs provide assistance or incentives to jobbers to upgrade existing outlets or construct new outlets and to make environmental improvements.

     In July 1993, the Company formed a joint venture for the purpose of franchising the Company's "Corner Store" branded convenience stores in Mexico. The stores are operated in conjunction with Mexican national oil company gasoline outlets under the name "Corner Store", and are patterned after the Company's retail outlets in the United States. Three new stores were opened under the franchise arrangement during 1995, and two unprofitable locations were closed during the year. A total of ten locations were operating under the franchise arrangement at the end of 1995. The Company anticipates that an additional three to five locations will be opened under the arrangement during 1996.

     The Company's competitive position is supported by its own proprietary credit card program, which had approximately
600,000 active accounts at the end of 1995. The Company currently utilizes electronic point-of-sales credit card processing ("P.O.S.") at all of its Company and jobber operated stores. P.O.S. reduces transaction time at the sales counter and lowers the Company's credit card program costs by reducing float, reducing charges paid by the Company to accept other company's credit cards for purchases, eliminating postage and insurance costs, and reducing bad debts. In
February 1994, the Company began installing pump island-mounted credit card readers at high volume company operated retail locations, as part of its "Pay the Pump" program. These units enable the customer to pay for a gasoline purchase without leaving the gasoline pump. At the end of 1995, the Company had installed the units at over 160 of its stores.

    In June 1994, the Company completed installation of a computer based, intelligent retail information system ("IRIS") at Company-operated stores. IRIS incorporates an enhanced P.O.S. system and will automate inventory control, pricing, and sales tracking. IRIS interfaces with the Company's new pump island-mounted credit card readers and the new continuous underground storage tank monitoring system now being installed by the Company. The Company is currently working to integrate the newly acquired NCS stores into its electronic data processing system, and expects that project to be complete by the end of 1996.

     The "Corner Store" concept for the retail outlets that began in 1987 is intended to provide the customer with a message of convenience and friendly customer service. The
Company also uses "Corner Store" to identify its newly expanded merchandise line. Customers now find a greater variety of merchandise and consistency of appearance from outlet to outlet.

     The Company actively uses radio, television, newspaper, and billboard advertising to promote the Company and its products. These promotional efforts are facilitated by the concentration of a substantial portion of the Company's outlets in the Texas metropolitan areas of Austin, Corpus Christi, Dallas, El Paso, Fort Worth, Houston, and San Antonio, and in Denver and Colorado Springs, Colorado. The Company considers the "Diamond Shamrock" and the "Stop N Go" brand names and logos to be of significant importance to its business.

     In addition to gasoline, the Company also markets an average of 52,484 barrels per day of diesel fuel to branded and non-branded customers, railroads, and large fleet accounts. Asphalt produced at the McKee Refinery is sold primarily to the roofing industry and for road construction. The Company also sells an average of 18,705 barrels per day of high quality jet fuel to commercial airlines and the United States military.
Allied Businesses

     In addition to its core refining and marketing businesses, the Company is engaged in several related businesses. The more significant of these businesses and new ventures are described below.

     The Company owns and operates large underground natural gas liquids and petrochemical storage and distribution facilities located on the Mont Belvieu salt dome, northeast of Houston. The facility has total permitted storage capacity of approximately 77 million barrels, and consists of 30 wells. The facilities are used for storing and distributing ethane, ethane/propane mix, ethylene, propane, natural gasoline, butane, and isobutane, as well as refinery, chemical, and polymer-grade propylene. The Mont Belvieu facilities receive products from the McKee Refinery through the Skelly-Belvieu pipeline (which the Company operates and in which it owns a 50% interest), as well as from local fractionators and through major pipelines coming from the Mid-Continent region, West Texas, and New Mexico. In 1995, an average of approximately 618,000 barrels per day of natural gas liquids and petrochemicals moved through the facilities and were distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes on the Texas and Louisiana Gulf Coasts, earning various storage and distribution fees for the Company.

     The Company operates a propane/propylene splitter plant located at the Company's Mont Belvieu hydrocarbon storage facility. A subsidiary of American PetroFina, Inc. ("Fina") has a one-third interest in the plant. The Company and Fina each pay their proportionate share of the costs and receive in kind their proportionate share of the products produced at the plant.

    The splitter is capable of producing 720 million pounds of polymer-grade propylene per year. Polymer-grade propylene is a feedstock used in the manufacture of plastics. The plant utilizes refinery-grade propylene produced by both the Company's refineries and other refiners for feedstock. The Company's storage facilities at Mont Belvieu are used to store both feedstock for the plant and polymer-grade propylene after it is produced. The product is distributed by pipeline to purchasers in the Houston ship channel area and to export facilities. In 1995, the Company's share of production from the splitter totaled over 500 million pounds of polymer-grade propylene, and the Company was successful in marketing product in excess of that amount. The Company and Fina have commenced work on a project, scheduled to be completed in the third quarter of 1996, which will add a second splitter and double the productive capacity of the plant. The two companies will maintain their existing ownership arrangement for the expanded facilities, under which Diamond Shamrock is entitled to two thirds of production.

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

     The Company has operated an ammonia production facility located at the McKee Refinery since 1991. During 1995, the plant produced approximately 431 tons per day of anhydrous ammonia which is marketed by the Company as a fertilizer.

     In September 1991, the Company and Sol Petroleo, S.A. ("Sol"), an Argentine company headquartered in Buenos Aires, jointly acquired the oil and gas exploration and production interests of Occidental Petroleum in the Republic of Bolivia.
 In 1994, the Company purchased all of Sol's interest in the Bolivian operations. The Bolivian operations are now owned jointly by a wholly-owned subsidiary of the Company and Phoebus Energy, Ltd., a Bermuda corporation in which the Company owns a 50% interest. The operation includes a 100% interest in the Chaco Block in southeastern Bolivia, which has net daily sales of approximately 12 million cubic feet of gas, a 100% interest in the Nupuco Block, which is also in southern Bolivia, and a 50% interest in the Madre de Dios Block in northern Bolivia. This operation is managed by a staff located in Santa Cruz de la Sierra, Bolivia.

     In August 1995, the Company announced that the joint venture of which it is part owner had made a significant natural gas discovery in the Nupuco Block. It is estimated that the first completed well will be capable of producing up to 20 million cubic feet per day of natural gas and 400 barrels per day of light condensate from five commercial zones. The Company is entitled to 75% of the net revenue of the joint venture, which it jointly operates with another partner.

     The Company is the indirect owner of approximately 34% of the outstanding shares of Sol, whose shares are publicly traded on the Argentine stock exchange. Sol currently markets gasoline under the Sol brand through 48 retail gasoline outlets and convenience stores in Argentina, eight of which are operated by the company and 40 of which are operated by jobbers.

     The Company operates a wholly owned subsidiary, North American InTeleCom, Inc. ("NAI"), which is engaged in the telecommunications industry. NAI operates telephone systems for use by inmates in correctional facilities, provides pay telephone services, manages the pay telephone accounts of several regional retailers, and provides prepaid calling card services. At the end of 1995, NAI operated inmate telephone systems in 60 correctional facilities serving some 40,000 inmates and owned or managed approximately 8,350 pay telephones.

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

     Quality products and a strong brand identification have positioned the Company as the largest marketer of motor fuels in the state of Texas, with a market share of approximately 15%. The Company also has a branded gasoline market share of approximately 11% in the state of Colorado, approximately 13% in the state of New Mexico, and a significant branded gasoline market presence in Louisiana.

     The retail markets have historically been highly competitive. Competitors include a number of well capitalized and fully-integrated major oil companies and both large and small independent operators. Industry studies indicate that over the last several years, the retail markets have been characterized by several significant trends including (i) increased store rationalization by retailers to fewer geographic regions and (ii) increased consumer emphasis on convenience.

     During the past several years, the retail marketing industry has experienced increasing concentration of market outlets selling under the same brand in selected and fewer geographic regions as major oil companies have divested non-strategic locations and have focused efforts on targeted areas, many of which are near strategic supply sources. Additionally, smaller operators have closed marginal and unprofitable locations as a result of increasing environmental regulations requiring replacement of underground storage tanks. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time. Convenience and the time required to make a purchase are increasingly important considerations in buying decisions. The Company believes these two trends may result in opportunities to increase market share in the Company's core markets.

     The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined products at refining and retail marketing margins sufficient to cover fixed and variable expenses. Crude oil and refined products are commodities. Crude oil costs and refined product prices depend on numerous factors beyond the Company's control, including the supply of and demand for crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies, political affairs and production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. The prices received by the Company for its refined products are affected by regional factors, such as product pipeline capacity, local market conditions, and the level of operations of competing refineries. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased cost of raw materials could not be passed on to the Company's customers. In recent years, crude oil costs and prices of refined products have fluctuated substantially. The industry also tends to be seasonal in that refining margins often increase in the second quarter and decrease at the end of the third quarter of the year, reflecting increased demand for gasoline and other refined products during the summer driving season.

Regulatory Matters

     Federal, state, and local laws and regulations establishing various health and environmental quality standards affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act of 1955, as amended ("CAA"), including substantial amendments adopted in 1990 (the "1990 Clean Air Act Amendments"), the Clean Water Act of 1977, as amended ("CWA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations issued pursuant to the Occupational Safety and Health Act of 1970 ("OSHA").

     The CAA requires the Company to meet certain air emission standards and certain specifications for the products the Company produces. The CWA requires the Company to obtain and comply with the terms of water discharge permits. The RCRA empowers the United States Environmental Protection Agency ("EPA") to regulate the treatment and disposal of industrial and hazardous wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. The Superfund Amendments and Reauthorization Act of 1986 ("SARA") is an extension of the CERCLA cleanup program. Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. OSHA requires the Company to furnish to each of its employees a place of employment and working conditions which are free from recognized hazards that are causing or are likely to cause death or serious physical harm. OSHA rules and regulations provide for a worker's right to know about the hazards of chemicals used or produced at the Company's facilities; for the management of hazards associated with the processes using highly hazardous chemicals; and for the safe clean-up of hazardous waste and response to uncontrolled releases of hazardous substances.

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

     The Company seeks reimbursement from state underground storage tank insurance funds, when available, for expenses incurred in replacing older underground storage tanks and in cleaning up related hydrocarbon contamination. In 1995, the Company received over $2.6 million from such state insurance funds in Texas and Louisiana for claims filed in previous years. Continued receipt of such reimbursements remains problematic, insofar as aggregate claims made on such insurance funds in the states in which the Company operates continue to exceed amounts available in those insurance funds to pay such claims, and receipt of such reimbursements therefore continues to lag behind the time of application by substantial periods.

     State and local regulations in parts of Texas, New Mexico, Colorado, and Arizona require that only motor fuels containing specified levels of oxygen may be marketed in winter months. Such fuels are intended to reduce the amount of carbon monoxide in automobile emissions. Beginning in November 1992, the 1990 Clean Air Act Amendments required that only oxygenated gasoline having a minimum oxygen content of 2.7% be marketed in these areas during the winter months. The level of oxygen in motor fuels is normally raised by the addition of methyl tertiary butyl ether ("MTBE"), ethanol, or tertiary amyl methyl ether ("TAME"). The Company produces TAME and MTBE at its McKee Refinery in sufficient amounts to meet its requirements for production of reformulated gasoline ("RFG"), all of which is sold into the Dallas, Texas market. The rest of the Company's oxygenate requirements are currently being met by the purchase of oxygenates from other manufacturers. If other areas currently not identified as severe carbon monoxide or ozone nonattainment areas elect to require the use of oxygenated gasoline or RFG, the Company may be required to purchase additional blending components. To the extent that the Company is unable to pass along such costs by raising motor fuel prices, the Company's profitability will be adversely affected.

     The EPA has issued a series of regulations since 1989 under authority of the CAA requiring a reduction for the summer months in the volatility of gasoline as measured by its Reid Vapor Pressure ("RVP"), which measures the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster. Such regulations require reductions in RVP for gasolines produced at the McKee Refinery for distribution in the Denver, Dallas-Fort Worth, and El Paso markets.

     The 1990 Clean Air Act Amendments impact the Company in the following areas: (i) starting in 1995, RFG was mandated for use in the nine worst ozone polluting cities, including Houston, Texas; Dallas, Texas has opted into the program;
(ii) "Stage II" hose and nozzle controls on gas pumps to capture fuel vapors in nonattainment areas, including Beaumont, Dallas, El Paso, Fort Worth, and Houston, Texas; and
(iii) more stringent refinery and petrochemical permitting requirements.

     In addition, EPA regulations required that after October 1, 1993 the sulfur contained in on-highway diesel fuel produced in the United States be reduced. Construction of a desulfurization unit at the McKee Refinery and a hydrocracker unit at the Three Rivers Refinery enabled the Company to produce diesel fuel in compliance with such regulations.

     It is expected that rules and regulations implementing the 1990 Clean Air Act Amendments and other federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or enforced with respect to products or activities of the Company. However, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment. Much of the capital spent by the Company for environmental compliance is integrally related to projects that increase refinery capacity or improve product mix, and the Company does not specifically identify capital expenditures related to such projects on the basis of environmental as opposed to economic purpose. However, with respect to capital expenditures budgeted primarily to produce federally-mandated fuels to comply with regulations related to air and water toxic emission levels, for remediation and compliance costs related to underground storage tanks, and to meet Stage II Vapor Recovery requirements, it is estimated that approximately $11.4 million was spent in 1995, $11.6 million was spent in 1994, and $21.4 million was spent in 1993. For 1996 the Company has budgeted approximately $14.1 million in environmental capital expenditures, primarily for the retail segment and the refining and wholesale segment.

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

Employees

     The Company employs approximately 11,800 people, about 1,100 of which are part-time employees. Approximately 330 hourly paid workers at the McKee Refinery are affiliated with the Oil, Chemical, and Atomic Workers International Union, AFL-CIO, with which the Company has a contract extending to April 1996. The Company considers its relationship with its employees to be good and has not experienced any organized work stoppage in over 30 years.

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

     The agreement provides for the sharing by Maxus and the Company of certain liabilities relating to businesses discontinued or disposed of by Maxus prior to April 30, 1987.
In substance, the cost of such liabilities will be borne one-third by the Company and two-thirds by Maxus until the Company's aggregate reimbursement share equals $85.0 million, and thereafter solely by Maxus. The Company has reflected the entire undiscounted amount of its liability under the Distribution Agreement in its financial statements (See Note
3 to the Consolidated Financial Statements contained in
Exhibit 13.1 to this report). Although some expenditures are still subject to audit, the Company has reimbursed Maxus for a total of $74.9 million as of December 31, 1995, including
$11.4 million paid during 1995.

     Pursuant to the agreement, the Company will also reimburse Maxus for one-third of all payments made by Maxus after April 30, 1987 for providing certain medical and life insurance benefits with respect to persons who retired on or before the effective date of the Spin-Off. The actuarial cost of these expected payments under the Distribution Agreement has been recognized by the Company.

Item 2.  Properties.

     The principal plants and properties used by the Company in its Refining and Wholesale segment are the McKee Refinery, the Three Rivers Refinery, the Company's crude oil and refined products pipelines, and its crude oil and products terminals. For a description of the foregoing, see "Refining", and
"Supply and Distribution" in Item 1 above.   The refineries
are owned by the Company in fee, as were the Company's 1,268 miles of crude oil pipelines and 2,959 miles of refined products pipelines at the end of 1995. Forty-one miles of the Company's crude oil pipelines and 1,246 miles of its refined products pipelines were owned jointly with one or more other companies. The Company's interests in such pipelines were between 33% and 54%. The Company's 16 products terminals were owned in fee at the end of 1995. Fifteen of the terminals were 100% owned by the Company and one terminal was owned 60% by the Company. The Company leases the property on which its Corpus Christi crude oil terminal is situated, under a lease which has a 20 year primary term followed by six consecutive five year renewal options.

     The principal properties used in the Company's Retail segment at the end of 1995 were 1,506 Company-operated retail outlets, 715 of which are owned in fee and 791 of which are leased. Of the leased outlets, 202 were leased to the Company pursuant to a lease facility entered into in 1992. This lease facility was expanded by $25 million in April 1993, and by an additional $25 million in April 1994. The facility has an initial five year term which expires in 1999. After the initial five year term the Company may purchase the properties or renew the lease with the lessor's consent for an additional five year term or arrange for a sale of the outlets. For a description of the Company-operated retail outlets, see "Marketing" in Item 1 above.

     The principal plants and properties used in the Company's Allied Businesses segment are the hydrocarbon storage facility at Mont Belvieu, which the Company owns, and the jointly-owned propane/propylene splitter at Mont Belvieu. See "Allied Businesses" in Item 1 above.

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

Three Rivers Refinery.

     In October and November, 1994, the Texas Natural Resource Conservation Commission ("TNRCC") conducted an inspection of the Company's Three Rivers Refinery. As a result of that inspection, the Company received a Notice of Violation from the TNRCC dated December 16, 1994. In 1995, the Company and the TNRCC negotiated an agreement pertaining to the notice of violation containing certain enforcement orders as well as a fine of $74,160 with $22,248 deferred. The Company expects the agreed order to be effective by the end of the first quarter of 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Inapplicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     The principal United States market on which the Common Stock of the Company is traded is the New York Stock Exchange. The high and low sales prices for the Common Stock of the Company for each full quarterly period during 1994 and 1995 as reported on the New York Stock Exchange Composite Tape, together with the amount of cash dividends paid per share of the Common Stock by calendar quarter, are contained in Exhibit
13.2 to this report, which information is incorporated herein by reference.

     The approximate number of record holders of the Common
Stock at March 14, 1996 was 12,899.

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

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Inapplicable.

                              PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the identity and business experience of the directors of the Company appears under the heading "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement"), which information is incorporated herein by reference.

     The following information concerning the executive officers of the Company is as of March 1, 1996.

Roger R. Hemminghaus, 59, is Chairman of the Board, President, and Chief Executive Officer of the Company, and has served as the Chief Executive Officer of the Company since April 1987.


Robert C. Becker, 54, has served as Vice President and
Treasurer of the Company since April 1987.

W. Paul Eisman, 40, is Vice President and Group Executive-Manufacturing of the Company. During the five years prior to his promotion to that position in 1995, he served in various positions with the Company, including Director-Crude Oil Supply, Assistant to the Chairman, and Plant Manager of the McKee Refinery.

Timothy J. Fretthold, 46, is Senior Vice President/Group Executive and General Counsel of the Company. He served as a Group Vice President, and General Counsel of the Company from April 1987 to June 1989, and as Senior Vice President/Group Executive and General Counsel since that date.

Gary E. Johnson, 60, has served as Vice President and
Controller of the Company since April 1987.

William R. Klesse, 49, is Executive Vice President of the Company. He served as Group Vice President - Development and New Ventures of the Company from May 1988 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995 when he became Executive Vice President. Mr. Klesse served as Group Vice President - Planning and Public Affairs of the Company from April 1987 through May 1988.

J. Robert Mehall, 53, is Executive Vice President of the Company. He served as Group Vice President - Supply of the Company from April 1987 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995 when he became Executive Vice President.

A. W. O'Donnell, 63, is President/Marketing and Senior Vice President. He served as Group Vice President - Marketing of the Company from April 1987 to June 1989 and as Senior Vice President/Group Executive from that date until February 1995 when he became President/Marketing.

     Officers are elected annually by the Board of Directors and may be removed at any time by the Board. There are no family relationships among the executive officers listed or the directors of the Company, and there are no arrangements or understandings pursuant to which any of the officers or directors were elected as such.

     Information concerning compliance by the directors and executive officers of the Company with Section 16(a) of the Securities Exchange Act of 1934 appears under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

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

     The information required by this item with respect to executive officers appears under the heading "Employee Stock
Purchase Loan Program" in the Proxy Statement, which information is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

          (1)  Financial Statements

          The following financial statements are attached hereto as Exhibit 13.2, and are incorporated herein by reference:

               Consolidated Statement of Operations for the three years ended December 31, 1995

               Consolidated Balance Sheet - December 31, 1995
               and 1994

               Consolidated Statement of Cash Flows for the three years ended December 31, 1995

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

  3.3          *    Form of Certificate of Designations
                    establishing 5% Cumulative Convertible
                    Preferred Stock (filed as Exhibit 4.7 to the Company's Form S-3 Registration
                    Statement dated August 6, 1993, under
                    Commission File No. 33-67166, and
                    incorporated herein by reference).

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

  4.7          *    Form of 9-3/8% Note Due March 1, 2001
                    (Exhibit 4.1 to Form 8-K dated February
                    20, 1991, filed with the Commission on
                    February 22, 1991).

  4.8          *    Forms of Medium-Term Notes, Series A
                    (Exhibit 4.2 to the Company's Form S-3
                    Registration Statement No. 33-588744).

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

  4.11         *    Form of Certificate of Designations
                    establishing 5% Cumulative Convertible
                    Preferred Stock (filed as Exhibit 4.7 to the Company's Form S-3 Registration
                    Statement dated August 6, 1993, under
                    Commission File No. 33-67166, and
                    incorporated herein by reference).

 4.12          *    Form of 5% Cumulative Convertible
                    Preferred Stock Certificate (Exhibit 4.12 to the Company's Form 10-K for the fiscal year ended December 31, 1993 (the "1993
                    10-K").

 4.13          *    Form of Medium Term Notes, Series B
                    (Exhibit 99.1 to the Company's Report on
                    Form 10-Q for the quarter ended June 30,
                    1995).

 10.1          *    Distribution Agreement between the Company
                    and Maxus (Exhibit 10.1 to the Form 10).

 10.2          *    Tax-Sharing Agreement between the Company
                    and Maxus (Exhibit 10.2 to the Form 10).
 10.3          *    Credit Agreement I, dated as of April 14,
                    1987, as amended and restated through
                    April 15, 1993, between the Company and
                    certain banks (Exhibit 10.1 to the
                    Company's report on Form 10-Q for the
                    quarter ended June 30, 1993.)

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

 10.65         .    First Amendment dated as of March 31, 1995
                    to Credit Agreement I dated as of April
                    14, 1987, as amended and restated through April 15, 1993.

 10.66         .    Second Amendment dated as of December 5,
                    1995 to Credit Agreement I dated as of
                    April 14, 1987, as amended and restated
                    through April 15, 1993, as further amended by the First Amendment thereto dated as of March 31, 1995.

 10.67         .    First Amendment dated as of March 31, 1995
                    to Credit Agreement II dated as of April
                    14, 1987, as amended and restated through April 15, 1993.

 10.68         .    Second Amendment dated as of December 5,
                    1995 to Credit Agreement II dated as of
                    April 14, 1987, as amended and restated
                    through April 15, 1993, as further amended by the First Amendment thereto dated as of March 31, 1995.

 10.69         *    Agreement and Plan of Merger, dated
                    November 8, 1995 by and among Diamond
                    Shamrock, Inc., Shamrock Acquisition
                    Corp., and National Convenience Stores
                    Incorporated.  (Exhibit (c)(1) to the
                    Company's Schedule 14D-1 Tender Offer
                    Statement, filed with the Securities and Exchange Commission on November 14, 1995).

 10.70         *    Credit Agreement dated December 11, 1995
                    among the Company, Bank of America
                    National Trust and Savings Association, as
                    Agent, Chemical Bank, Royal Bank of
                    Canada, and Societe Generale, as Co-Agents, and the banks named therein (Exhibit 4.1 to the Company's report on Form 8-K dated December
                    14, 1995).

 10.71         *X   Diamond Shamrock, Inc. Long-Term Incentive
                    Plan, amended and restated as of May 2,
                    1995 (Exhibit 4.1 to the Company's Form S-8
                    Registration Statement No. 33-59025).

 10.72         *X   Diamond Shamrock, Inc. Nonqualified 401(k)
                    Plan (Exhibit 4.1 to the Company's Form S-8
                    Registration Statement No. 33-64645).

 13.1          .    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operation from the Company's Annual Report to Shareholders for the year ended
                    December 31, 1995.

 13.2          .    Consolidated Financial Statements and
                    Selected Financial Data from the Company's
                    Annual Report to Shareholders for the year ended December 31, 1995.

 13.3          .    Report of Independent Accountants from the
                    Company's Annual Report to Shareholders
                    for the year ended December 31, 1995.

 21.1          .    Significant Subsidiaries of the Company.

 23.1          .    Consent of Price Waterhouse LLP.

 24.1          .    Power of Attorney of the Company

 24.2          .    Powers of Attorney of directors and
                    officers of the Company.

 27.1          .    Financial Data Schedule

____________________________

* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Securities Exchange Commission.

# The Company hereby agrees pursuant to Item 601(b)(4)(III)(A) of Regulation S-K to furnish a copy of this agreement to the Securities and Exchange Commisson upon request.

 .   Indicates a document filed with this report.

X Indicates the document which constitutes an executive contract or compensation plan or arrangement.


     (b)  Reports on Form 8-K.

          The following reports on Form 8-K were filed by the Company during the fourth quarter of 1995:

          Current Report on Form 8-K dated December 14, 1995, filed on December 28, 1995, and amended by Form 8-K/
          A filed February 14, 1996.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIAMOND SHAMROCK, INC.



                              By:  /s/ TODD WALKER
                                   Todd Walker
                                   Attorney-in-Fact


March 21, 1996


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


March 21, 1996
W4004.TW

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                 FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Diamond Shamrock, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 23, 1996, which includes an explanatory paragraph with respect to the Company's change in its method of accounting for its long-term shared cost liability, which is included as Exhibit 13.3 to this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) hereof. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP



San Antonio, Texas
February 23, 1996

                                      SCHEDULE V

                                DIAMOND SHAMROCK, INC.
                        CONSOLIDATED PROPERTIES AND EQUIPMENT

                         Three Years Ended December 31, 1995
                                (dollars in millions)

                           Refining &   Retail     Allied
                           Wholesale    Marketing  Businesses    Other     Total

Balance January 1, 1993    $  838.9     $  306.7   $  212.6 $    33.6      $1,391.8
  Additions, at cost          100.1         26.5        4.4       0.8         131.8
  Disposals and transfers      10.1         (6.7)     (34.5)(1)  (0.5)        (31.6)

Balance December 31, 1993     949.1        326.5      182.5      33.9       1,492.0
  Additions, at cost           89.3         49.3       22.3       1.2         162.1
  Disposals and transfers     (14.0)        (6.3)       2.0      (0.4)        (18.7)

Balance December 31, 1994   1,024.4        369.5      206.8      34.7       1,635.4
  Additions, at cost          193.0        202.3       21.2       1.5         418.0
  Disposals and transfers      21.1         (9.3)     (24.6)      0.7         (12.1)

Balance December 31, 1995  $1,238.5     $  562.5   $  203.4 $    36.9      $2,041.3

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

                                   SCHEDULE VI

                             DIAMOND SHAMROCK, INC.
                      CONSOLIDATED ACCUMULATED DEPRECIATION

                       Three Years Ended December 31, 1995
                              (dollars in millions)

                              Refining &  Retail     Allied
                              Wholesale   Marketing  Businesses  Other    Total

Balance January 1, 1993       $ 331.1     $ 85.3     $ 66.3      $ 11.5   $494.2
  Additions charged against
    income                       35.1       14.6       11.7         2.9     64.3
  Disposals and transfers         0.7       (3.3)      (3.5)*      (1.5)    (7.6)

Balance December 31, 1993       366.9       96.6       74.5        12.9    550.9
  Additions charged against
    income                       38.3       16.3       13.1         3.2     70.9
  Disposals and transfers        (8.4)      (4.2)       0.3        (0.2)   (12.5)

Balance December 31, 1994       396.8      108.7       87.9        15.9    609.3
  Additions charged against
    income                       43.5       20.5       11.4         2.3      77.7
  Disposals and transfers        19.8       (3.7)     (18.9)        0.0      (2.8)

Balance December 31, 1995     $ 460.1    $ 125.5     $ 80.4      $ 18.2   $ 684.2

* See footnote (1) to the preceding Schedule V "Consolidated Properties And Equipment."

     The provisions for depreciation were computed principally in accordance with the following methods and range of rates:

                                   Method            Rate
Buildings and land improvements    Straight line     3% to  5%
Machinery and equipment            Straight line     5% to 20%
Furniture and fixtures             Straight line     10% to 20%
Automotive equipment               Straight line     14% to 33%
Leasehold improvements             Straight line     Lease terms

                                INDEX TO EXHIBITS

Exhibit
Number              Exhibit

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

  3.3          *    Form of Certificate of Designations establishing 5%
                    Cumulative Convertible Preferred Stock (filed as Exhibit
                    4.7 to the Company's Form S-3 Registration Statement dated
                    August 6, 1993, under Commission File No. 33-67166, and incorporated herein by reference).

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

  4.7          *    Form of 9-3/8% Note Due March 1, 2001 (Exhibit 4.1 to Form
                    8-K dated February 20, 1991, filed with the Commission on February 22, 1991).

  4.8          *    Forms of Medium-Term Notes, Series A (Exhibit 4.2 to the
                    Company's Form S-3 Registration Statement No. 33-58744).

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

  4.11         *    Form of Certificate of Designations establishing 5%
                    Cumulative Convertible Preferred Stock (filed as Exhibit
                    4.7 to the Company's Form S-3 Registration Statement dated
                    August 6, 1993, under Commission File No. 33-67166, and incorporated herein by reference).

  4.12         *    Form of 5% Cumulative Convertible Preferred Stock
                    Certificate (Exhibit 4.12 to the Company's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

  4.13         *    Form of Medium Term Notes, Series B (Exhibit 99.1 to the
                    Company's Report on Form 10-Q for the quarter ended June
                    30, 1995).

 10.1          *    Distribution Agreement between the Company and Maxus
                    (Exhibit 10.1 to the Form 10).

 10.2          *    Tax-Sharing Agreement between the Company and Maxus
                    (Exhibit 10.2 to the Form 10).
 10.3          *    Credit Agreement I, dated as of April 14, 1987, as amended and restated through April 15, 1993, between the Company and certain banks (Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1993.)

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

 10.65         .    First Amendment dated as of March 31, 1995 to Credit
                    Agreement I dated as of April 14, 1987, as amended and restated through April 15, 1993.

 10.66         .    Second Amendment dated as of December 5, 1995 to Credit
                    Agreement I dated as of April 14, 1987, as amended and restated through April 15, 1993, as further amended by the First Amendment thereto dated as of March 31, 1995.

 10.67         .    First Amendment dated as of March 31, 1995 to Credit
                    Agreement II dated as of April 14, 1987, as amended and restated through April 15, 1993.

 10.68         .    Second Amendment dated as of December 5, 1995 to Credit
                    Agreement II dated as of April 14, 1987, as amended and restated through April 15, 1993, as further amended by the First Amendment thereto dated as of March 31, 1995.

 10.69         *    Agreement and Plan of Merger, dated November 8, 1995 by and among Diamond Shamrock, Inc., Shamrock Acquisition Corp., and National Convenience Stores Incorporated. (Exhibit
                    10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1995)

 10.70         *    Credit Agreement dated December 11, 1995 among the Company,
                    Bank of America National Trust and Savings Association, as
                    Agent, Chemical Bank, Royal Bank of Canada, and Societe
                    Generale, as Co-Agents, and the banks named therein
                    (Exhibit 4.1 to the Company's report on Form 8-K dated
                    December 14, 1995).

 10.71         *X   Diamond Shamrock, Inc. Long-Term Incentive Plan, amended
                    and restated as of May 2, 1995 (Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-59025).

 10.72         *X   Diamond Shamrock, Inc. Nonqualified 401(k) Plan (Exhibit
                    4.1 to the Company's Form S-8 Registration Statement No.
                    33-64645).

 13.1          .    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

 13.2          .    Consolidated Financial Statements and Selected Financial
                    Data from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

 13.3          .    Report of Independent Accountants from the Company's Annual
                    Report to Shareholders for the year ended December 31, 1995.

 21.1          .    Subsidiaries of the Company.

 23.1          .    Consent of Price Waterhouse LLP.

 24.1          .    Power of Attorney of the Company

 24.2          .    Powers of Attorney of directors and officers of the
                    Company.

 27.1          .    Financial Data Schedule

_______________________________

* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Securities and Exchange Commission.

# The Company hereby agrees pursuant to Item 601(b)(4)(III)(A) of Regulation S-K to furnish a copy of this agreement to the Securities and Exchange Commission upon reqeust.

 .     Indicates a document filed with this report.

X Indicates the document which constitutes an executive contract or compensation plan or arrangement.