Form 10-Q
period 1996-03-31
DIAMOND SHAMROCK INC
filed 1996-05-14
CIK 810316

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 1996

                                 or

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

                210-641-6800
(Registrant's telephone number, including area code)
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at April 30, 1996: 29,258,874

                    PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        DIAMOND SHAMROCK, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             (dollars in millions, except per share data)

                                                       Three Months
                                                          Ended
                                                         March 31,
                                                     1996       1995
(a)
REVENUES
Sales and operating revenues                       $1,171.2   $ 845.6
Other revenues, net                                     7.1       4.2
                                                    1,178.3     849.8
COSTS AND EXPENSES
Cost of products sold                                 739.1     517.1
Operating expenses                                    151.4      95.9
Depreciation and amortization                          25.9      18.7
Selling and administrative                             24.8      18.3
Taxes other than income taxes                         206.2     179.3
Interest                                               18.5      11.4
                                                    1,165.9     840.7
Income Before Tax Provision                            12.4       9.1
Provision for Income Taxes                              5.2       3.7
Net Income                                              7.2       5.4
Dividend Requirement
  on Preferred Stock                                    1.1       1.1
Earnings Applicable to
  Common Shares                                    $    6.1   $   4.3
Primary Earnings
  Per Share                                        $   0.21   $   0.15
Fully Diluted Earnings
  Per Share                                        $   0.21   $   0.15

Cash Dividends Per Share
  Common                                           $   0.14   $   0.14
  Preferred                                        $  0.625   $   0.625
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                                          29,104      29,024
    Fully Diluted                                    32,359      32,332


(a) Reclassified to conform to 1996 presentation, to include excise taxes as a component of sales: 1996-$196.6 million; 1995-$168.0 million. (See Note 2)

See accompanying Notes to Consolidated Financial Statements.

                             DIAMOND SHAMROCK, INC.
                            CONSOLIDATED BALANCE SHEET
                     (dollars in millions, except per share data)

                                                March 31,  December 31,
                                                  1996         1995

                                              (Unaudited)
                                ASSETS
Current Assets
  Cash and cash equivalents                     $   47.3       $ 48.6
  Receivables, less doubtful receivables
    of $5.9; $7.1 in 1995                          247.1        213.0
  Inventories
    Finished products                              171.9        204.1
    Raw materials                                   71.0        137.4
    Supplies                                        34.8         34.5
                                                   277.7        376.0
  Prepaid expenses and other current assets         11.5
17.3
    Total Current Assets                           583.6        654.9
Properties and Equipment, less accumulated
  depreciation of $704.3; $684.2 in 1995         1,377.3      1,357.1
Excess of Cost over Acquired Net Assets,
  less accumulated amortization
    of $1.9; $0.3 in 1995                          158.2        160.1
Deferred Charges and Other Assets                   70.6         73.3
                                                $2,189.7     $2,245.4

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Long-term debt payable within one year        $    7.5       $   7.2
  Accounts payable                                 207.8         274.3
  Accrued taxes                                     71.1          71.0
  Accrued royalties                                 10.3           6.6
  Current portion of Long-term Liability             7.2           8.0
  Other accrued liabilities                         90.7         122.4
    Total Current Liabilities                      394.6         489.5
Long-term Debt                                     993.7         957.5
Deferred Income Taxes                               57.7          58.6
Other Liabilities and Deferred Credits             112.2         115.1

Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1995                              0.0           0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,190,373; 29,035,853
      in 1995
    Outstanding shares - 29,190,373; 28,994,715
      in 1995                                        0.3           0.3
  Paid-in Capital                                  453.2         447.8
  ESOP Stock and Stock Held in Treasury            (36.4)        (37.4)
  Retained Earnings                                214.4         214.0
    Total Stockholders' Equity                     631.5         624.7
                                                $2,189.7      $2,245.4

See accompanying Notes to Consolidated Financial Statements.

                        DIAMOND SHAMROCK, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                        (dollars in millions)

                                                     Three Months Ended
                                                          March 31,


                                                     1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   7.2      $  5.4
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation and amortization                     25.9        18.7
    Deferred income taxes                             (0.9)        3.2
    Loss on sale of properties and equipment           0.3         0.0
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable     (34.1)        6.5
      Decrease (increase) in inventories              98.3        87.5
      Decrease (increase) in prepaid expenses          5.8         3.4
      Increase (decrease) in accounts payable        (66.2)      (82.1)
      Increase (decrease) in taxes payable             0.1        (3.4)
      Increase (decrease) in accrued liabilities     (28.8)      (14.7)
    Other, net                                         3.2         1.5
NET CASH PROVIDED BY OPERATING ACTIVITIES             10.8        26.0

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment      0.1         0.0
  Purchase of properties and equipment               (40.9)      (51.5)
  Expenditures for investments                        (2.1)       (0.2)
NET CASH (USED IN) INVESTING ACTIVITIES              (42.9)      (51.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                         78.3       138.9
  Repayments of long-term debt                       (42.1)     (116.0)
  Payments of long-term liability                     (2.2)       (3.0)
  Issuance of Common Stock                             2.1          -
  Sale of Common Stock held in treasury                0.7          -
  Dividends paid                                      (5.1)       (5.1)
  Other, net                                          (0.9)         -
NET CASH PROVIDED BY FINANCING ACTIVITIES             30.8        14.8
Net (decrease) in cash and cash equivalents           (1.3)      (10.9)
Cash and cash equivalents at beginning of period      48.6        27.4
Cash and cash equivalents at end of period         $  47.3      $ 16.5

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

See accompanying Notes to Consolidated Financial Statements.

                        DIAMOND SHAMROCK, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.  Financial Statements

The consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1995 Annual Report to Stockholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

With respect to the unaudited consolidated financial information of the Company as of March 31, 1996, and for the three months ended March 31, 1996 and 1995, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Classification of Excise Taxes

Beginning in 1996, the Company includes federal excise taxes and state motor fuel taxes in Sales and operating revenues and in Costs and expenses for financial reporting purposes. The results of operations for the three months ended March 31, 1995 have been reclassified to conform to the 1996 presentation. The amount of such taxes is $196.6 million and $168.0 in 1996 and 1995, respectively. Neither operating profits nor net income are affected by including such taxes in both sales and expenses.

3.  Acquisition

On December 14, 1995, the Company completed the acquisition of National Convenience Stores Incorporated ("NCS") (See footnote 4 of the 1995 Form 10K). The acquisition was accounted for under the purchase method. Consequently, the operating results of NCS are included in the first quarter Consolidated Statement of Income and the Consolidated Statement of Cash Flows for 1996, but not for 1995. The amount of NCS sales included in the 1996 first quarter Consolidated Statement of Operations is $200.9 million.

4.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At
March 31, 1996, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. Costs of all other inventories are determined on an average cost method.

5.  Long-term Debt

As of March 31, 1996, the Company had $120.0 million of debt designated as the 10.75% Senior Notes outstanding, $30.0 million of which was payable within one year. On April 30, 1996, the Company refinanced the $30.0 million repayment using credit facilities which are classified as long-term debt. Therefore, the current portion of the 10.75% Senior
Notes outstanding as of March 31, 1996 was classified as long-term debt.

6.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation
("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 17 of the 1995 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $77.8 million as of March 31, 1996, including $2.8 million paid during the three months ended March 31, 1996. See Note 3 of the 1995 Form 10-K for a discussion of the change in the method of accounting for the liability.

                  REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of March 31, 1996 and the three months ended March 31, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 10, 1996, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration
Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. (the "Company") and its subsidiaries as of March 31, 1996 and for the quarter then ended. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s PRICE WATERHOUSE LLP

   PRICE WATERHOUSE LLP


San Antonio, Texas
May 10, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months ended March 31, 1996 and 1995. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                                      Three Months
                                                         Ended
                                                        March 31,
                                                     1996      1995
Sales and Operating Revenues:
  Refining and Wholesale                          $   519.3  $ 403.8(1)
  Retail                                              562.2    337.31
  Allied Businesses                                    89.7    104.5
Total Sales and Operating Revenues                $ 1,171.2  $ 845.6

Operating Profit:
  Refining and Wholesale                          $    34.0  $   8.4
  Retail                                                7.5     15.1
  Allied Businesses                                    10.3     13.1
Total Operating Profit                            $    51.8  $  36.6

(1) Reclassified to conform to 1996 presentation, including excise taxes as a component of sales.

Consolidated Results First Quarter 1996 vs 1995

Sales and operating revenues of $1,171.2 million for the first quarter of 1996 were 38.5% higher than in the same period of 1995, primarily due to the acquisition of National Convenience Stores Incorporated
("NCS") in mid-December 1995 which contributed $200.9 million in sales and operating revenues. Excluding the impact of the NCS acquisition, sales and operating revenues increased 14.7%, primarily due to a 15.7% and an 11.5% increase in refined product sales volumes and prices, respectively, compared to the same period a year ago.

During the first quarter of 1996, the Company had net income of $7.2 million compared to net income of $5.4 million in the 1995 first quarter. The Company's first quarter results were positively impacted by higher refinery margins . Partially offsetting the increase in refining margins during the first quarter of 1996 was a 23.0% decrease in retail fuel margins compared to the first quarter of 1995, as the retail segment was unable to recoup the rising cost of wholesale gasoline and diesel fuel resulting from higher crude prices in the first quarter of 1996.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At
March 31, 1996, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. All other inventories are determined on an average cost method. Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a positive $1.2 million and $1.8 million in the first quarters of 1996 and 1995, respectively.

Segment Results First Quarter 1996 vs First Quarter 1995

During the first quarter of 1996 the Refining and Wholesale segment had sales and operating revenues of $519.3 million compared to $403.8 million during the first quarter of 1995. The increase in sales and operating revenues was primarily due to a 15.7% and an 11.5% increase in refined product sales volumes and prices, respectively. Operating profit in the first quarter of 1996 increased $25.6 million from the first quarter of 1995, primarily due to a 52.0% increase in refinery margins from the same period a year ago. Refining margins were weak early in the quarter but improved significantly in March. Volatile and rising crude oil prices, low industry-wide inventory levels, primarily as a consequence of an unusually harsh winter, and strong product demand, have had a significant impact on refining margins during the first quarter of 1996.

The Retail segment in the first quarter of 1996 reflected a 66.6% increase in sales and operating revenues, primarily due to the acquisition of NCS and its 661 retail outlets in mid-December 1995. Operating profit in the first quarter of 1996 was $7.5 million compared to $15.1 million in the first quarter of 1995. The decrease in operating profit was primarily due to a 23.0% and a 1.4% decrease in retail fuel and merchandise margins, respectively, reflecting pricing competition. Retail was unable to recoup the rising cost of wholesale gasoline and diesel fuel resulting from higher crude prices during the first quarter of 1996.

During the first quarter of 1996, the Allied Businesses segment reflected a decrease in sales and operating revenues of 14.2%, primarily due to a decrease in prices in the Company's propylene business. Operating profits were $10.3 million for the first quarter of 1996 compared to $13.1 million in the first quarter of 1995. Operating profits decreased primarily due to a $1.5 million and a $1.4 million decrease in operating profit from the Company's propane/propylene and Nitromite fertilizer businesses, respectively.

Outlook

The outlook for the refining and marketing industry for the rest of
1996 is positive.   Most analysts agree that in 1995, refining industry
profitability hit the bottom of a cycle that is expected to swing upward this year. Underlying these expectations is the assumed continued growth in gasoline demand and higher prices for heating oil driven by the recent harshwinter weather. Gasoline margins, which until recently were depressed, are beginning to recover as we approach the driving season.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the three months ended March 31, 1996, cash provided by operations was $10.8 million, compared with $26.0 million in the same period of 1995.

Working capital at March 31, 1996 was up $23.6 million from December
31, 1995, and consisted of current assets of $583.6 million and current liabilities of $394.6 million, or a current ratio of 1.5. At
December 31, 1995, current assets were $654.9 million and current liabilities were $489.5 million, or a current ratio of 1.3. The increase in working capital was primarily due to a 24.2% and a 21.5% decrease in accounts payable and accrued liabilities, respectively. The decrease in current liabilities was partially offset by a 26.1% decrease in inventories. The decrease in accounts payable reflected the payment in the first quarter of 1996 for the additional crude oil purchased in December
1995 and the return to lower inventory levels. In addition, receivables increased primarily due to increased refined product sales prices and an increase in the receivables associated with the open positions of the Company's futures contracts at March 31, 1996.

Capital Expenditures

In recent years, capital expenditures have represented a variety of projects designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, and pursue new ventures in related businesses.

In January 1996, the Company announced the goal of strengthening the Company's balance sheet and, within two years, bringing its debt to total capital and interest coverage ratios back to the levels experienced prior to the acquisition of NCS. The Company's capital expenditure budgets for the next two years have been reduced so that revised capital spending plans are approximately $160.0 million in 1996 and $140.0 million in 1997. In addition to capital spending cuts the Company's goal is to pay down over $200.0 million of debt in the next two years through cash flow generated from operations, and the pruning of assets. The capital spending cuts include eliminating retail store construction in most of Texas but allow for the integration of the NCS stores into the Company's system. Thus far the gasoline facilities at nearly 100 former NCS retail outlets have been branded Diamond Shamrock. This conversion includes signage on the street and at the pump, and upgraded security, computerization, and store interiors. The Company expects to complete branding the NCS gasoline retail outlets at a rate of about 100 outlets per month. The Company also intends to continue to construct additional retail stores in Arizona.

Several refinery projects have been deferred from 1996; however, expansion and upgrading projects begun in 1995 at the Company's Three Rivers refinery will be completed in 1996. These projects will increase the capacity of the refinery from 75,000 barrels per day to 85,000 barrels per day and will allow heavy oils to be upgraded to higher value refined products. The projects are scheduled for completion in the third quarter of 1996. In addition, expenditures continue at Three
Rivers on the previously announced benzene, toluene, and xylene
("BTX") extraction unit, which will produce high value petrochemical feedstocks. Once completed in 1997, the BTX project gives the Company the flexibility to shift certain components out of the gasoline pool into more attractive petrochemical markets. Finally, the 1996 capital budget also includes construction of a second 730 million pound per year propylene splitter at Mont Belvieu with completion scheduled for the third quarter of 1996.

The Company's capital and investment expenditures during the first three months of 1996 were $44.7 million. The Company's capital expenditures were $63.5 million during the first three months of 1995, including a non-cash investment of $12.0 million for the Corpus Christi crude oil terminal acquired under an installment purchase arrangement.

Although it is presently the Company's goal to reduce debt in 1996, if its assumptions regarding operating results or capital requirements change, the Company can access its bank credit, bank money market, and commercial paper facilities. In addition, depending upon developments in the capital markets, the Company can access such markets to refinance existing debt or to meet its capital and operating requirements.

The Company opened 4 retail outlets  and closed 4 marginal retail
outlets during the quarter ended March 31, 1996.   One of the newly
opened outlets was leased by the Company under a pre-existing long-term lease arrangement (the "Brazos Lease"). The Brazos Lease has an initial lease term that will expire in April 1999. Rent payable under the Brazos Lease is based upon the amounts spent to acquire or construct the outlets and the lessor's cost of funds from time to time. At March
31, 1996, approximately $10.2 million of the $190.0 million commitment remained available under the Brazos Lease to construct retail outlets. After the non-cancelable lease term, the Brazos Lease may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the retail outlets. If the Company were unable to extend the lease or arrange for the sale of the properties to a third party in 1999, the amount necessary to purchase properties under the lease as of March 31, 1996 would be approximately $179.8 million.

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

                     PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

15.1  Independent Accountants' Awareness Letter

27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company in the first quarter of 1996.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIAMOND SHAMROCK, INC.


                                   By: /s/ GARY E. JOHNSON
                                           Gary E. Johnson
                                           Vice President and
                                           Controller Principal
                                           Accounting Officer


May 10, 1996