Form 10-Q/A
period 1996-03-31
DIAMOND SHAMROCK INC
filed 1996-05-15
CIK 810316

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

                    PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        DIAMOND SHAMROCK, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             (dollars in millions, except per share data)

                                                       Three Months
                                                          Ended
                                                         March 31,
                                                     1996       1995(a)
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

During the first quarter of 1996, the Company had net income of $7.2 million compared to net income of $5.4 million in the 1995 first quarter. The Company's first quarter results were positively impacted by higher refinery margins. Partially offsetting the increase in refining margins during the first quarter of 1996 was a 23.0% decrease in retail fuel margins compared to the first quarter of 1995, as the retail segment was unable to recoup the rising cost of wholesale gasoline and diesel fuel resulting from higher crude prices in the first quarter of 1996.

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