Form 10-Q
period 1996-06-30
DIAMOND SHAMROCK INC
filed 1996-08-14
CIK 810316

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF
    THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 1996

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT of 1934

For the transition period from ________________to__________________

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at July 31, 1996: 29,296,085

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                        DIAMOND SHAMROCK, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
           (dollars in millions, except per share data)

                                Three Months               Six Months
                                   Ended                     Ended
                                   June 30,                 June 30,
                                1996      1995 (a)        1996     1995 (a)

REVENUES
Sales and operating revenues  $1,231.4   $ 982.0       $2,402.5  $1,827.6
Other revenues, net                7.5       4.2           14.6       8.4
                               1,238.9     986.2        2,417.1   1,836.0
COSTS AND EXPENSES
Cost of products sold            808.4     584.7        1,547.5   1,101.9
Operating expenses               144.4     102.4          295.8     198.3
Depreciation and amortization     25.8      19.5           51.7      38.1
Selling and administrative        23.2      21.4           48.0      39.7
Taxes other than income taxes    187.4     202.6          393.4     381.9
Interest                          17.8      11.4           36.4      22.8
                               1,207.0     942.0        2,372.8   1,782.7
Income Before Tax Provision       31.9      44.2           44.3      53.3
Provision for Income Taxes        13.2      16.2           18.4      19.9
Net Income                        18.7      28.0           25.9      33.4
Dividend Requirement
  on Preferred Stock               1.1       1.1            2.2       2.2
Earnings Applicable to
  Common Shares               $   17.6  $   26.9       $   23.7  $   31.2
Primary Earnings
  Per Share                   $   0.60  $   0.93       $   0.81  $   1.08
Fully Diluted Earnings
  Per Share                   $   0.57  $   0.87       $   0.79  $   1.03

Cash Dividends Per Share
   Common                     $   0.14  $   0.14       $   0.28  $   0.28
   Preferred                  $  0.625  $  0.625       $   1.25  $   1.25
Weighted Average Common Shares
   Outstanding (thousands of shares)
   Primary                      29,491    29,153         29,380    29,089
   Fully Diluted                32,746    32,409         32,688    32,372


(a) Reclassified to conform to 1996 presentation, to include excise taxes as a component of sales: Excise taxes for the three months ended June 30, 1996-$174.9 million; 1995-$192.2 million, and for the six months ended June 30, 1996-$371.5 million; 1995-$361.2 million. (See Note 2)


See accompanying Notes to Consolidated Financial Statements.

                            DIAMOND SHAMROCK, INC.
                         CONSOLIDATED BALANCE SHEET
                 (dollars in millions, except per share data)

                                                        June 30,   December 31,
                                                           1996       1995
                                                       (Unaudited)
                                   ASSETS
Current Assets
  Cash and cash equivalents                             $   63.1    $     48.6
  Receivables, less doubtful receivables
    of $6.3; $7.1 in 1995                                  238.4         213.0
  Inventories
    Finished products                                      201.0         204.1
    Raw materials                                           80.5         137.4
    Supplies                                                35.2          34.5
                                                           316.7         376.0
  Prepaid expenses and other current assets                 16.1          17.3
    Total Current Assets                                   634.3         654.9
Properties and Equipment, less accumulated
  depreciation of $729.5; $684.2 in 1995                 1,393.5       1,357.1
Excess of Cost over Acquired Net Assets,
  less accumulated amortization
    of $4.0; $0.3 in 1995                                  156.1         160.1
Deferred Charges and Other Assets                           67.2          73.3
                                                        $2,251.1    $  2,245.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year                $    6.3    $      7.2
  Accounts payable                                         221.6         274.3
  Accrued taxes                                             72.5          71.0
  Accrued royalties                                         12.3           6.6
  Current portion of Long-term Liability                     5.5           8.0
  Other accrued liabilities                                 91.9         122.4
    Total Current Liabilities                              410.1         489.5
Long-term Debt                                           1,011.0         957.5
Deferred Income Taxes                                       64.9          58.6
Other Liabilities and Deferred Credits                     115.3         115.1
Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1995                                      0.0           0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,295,406; 29,035,853
      in 1995
    Outstanding shares - 29,293,570; 28,994,715
      in 1995                                                0.3           0.3
  Paid-in Capital                                          457.2         447.8
  ESOP Stock and Stock Held in Treasury                    (34.4)        (37.4)
  Retained Earnings                                        226.7         214.0
    Total Stockholders' Equity                             649.8         624.7
                                                        $2,251.1    $  2,245.4

See accompanying Notes to Consolidated Financial Statements.

                             DIAMOND SHAMROCK, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (dollars in millions)

                                                              Six Months Ended
                                                                   June 30,
                                                                1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  25.9   $  33.4
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation and amortization                               51.7      38.1
    Deferred income taxes                                        9.2       8.0
    Loss on sale of properties and equipment                     0.3       0.5
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               (25.4)    (24.4)
      Decrease (increase) in inventories                        59.3      50.0
      Decrease (increase) in prepaid expenses                    1.2      (8.9)
      Increase (decrease) in accounts payable                  (53.6)    (54.7)
      Increase (decrease) in taxes payable                       3.1       6.1
      Increase (decrease) in accrued liabilities               (27.3)    (17.1)
    Other, net                                                   3.3      10.5
NET CASH PROVIDED BY OPERATING ACTIVITIES                       47.7      41.5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment                7.7       0.1
  Purchase of properties and equipment                         (86.2)   (111.0)
  Expenditures for investments                                  (2.9)     (1.1)
NET CASH (USED IN) INVESTING ACTIVITIES                        (81.4)   (112.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                                  229.4     233.7
  Repayments of long-term debt                                (175.8)   (161.5)
  Payments of long-term liability                               (2.1)     (5.3)
  Funds received from ESOP                                       2.1       2.8
  Sale of Common Stock                                           6.0       0.2
  Sale of Common Stock held in treasury                          0.9       0.2
  Dividends paid                                               (10.3)    (10.3)
  Other, net                                                    (2.0)        -
NET CASH PROVIDED BY FINANCING ACTIVITIES                       48.2      59.8
Net increase (decrease) in cash and cash equivalents            14.5     (10.7)
Cash and cash equivalents at beginning of period                48.6      27.4
Cash and cash equivalents at end of period                   $  63.1   $  16.7

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

See accompanying Notes to Consolidated Financial Statements.

                          DIAMOND SHAMROCK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  Financial Statements

The consolidated financial statements as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

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

With respect to the unaudited consolidated financial information of the Company as of June 30, 1996, and for the three months and six months ended June 30, 1996 and 1995, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Classification of Excise Taxes

Beginning in 1996, the Company includes federal excise taxes and state motor fuel taxes in Sales and operating revenues and in Costs and expenses for financial reporting purposes. The results of operations for the three months and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation. The amount of such taxes for the three months ended June 30 is $174.9 million and $192.2 in 1996 and 1995, respectively. The amount of such taxes for the six months ended June 30 is $371.5 million and $361.2 in 1996 and 1995, respectively. Neither operating profits nor net income are affected by including such taxes in both sales and expenses.

3.  Acquisition

On December 14, 1995, the Company completed the acquisition of National Convenience Stores Incorporated ("NCS") (See footnote 4 of the 1995 Form 10-K). The acquisition was accounted for under the purchase method. Consequently, the operating results of NCS are included in the second quarter and first six months Consolidated Statement of Income and the Consolidated Statement of Cash Flows for 1996, but not for 1995. The amount of NCS sales included in the 1996 second quarter and first six months Consolidated Statement of Operations is $222.3 million and $422.6 million, respectively.

4.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1996, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. Costs of all other inventories are determined on an average cost method.

5.  Long-term Debt

The Company currently has outstanding $90.0 million of debt designated as the 10.75% Senior Notes. As of May 1, 1996, $30.0 million of the long-term debt became payable within one year. Since the Company intends to refinance the $30.0 million repayment by the use of commercial paper or other credit facilities which would be classified as long-term, and the Company has the ability to do so, the current portion of the long-term debt payable on April 30, 1997 has been classified as long-term debt.

6.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 17 of the 1995 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $79.5 million as of June 30, 1996, including $4.5 million paid during the six months ended June 30, 1996. See Note 3 of the 1995 Form 10-K for a discussion of the change in the method of accounting for the liability.

                     REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of June 30, 1996 and the three months and six months ended June 30, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 13, 1996, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. (the "Company") and its subsidiaries as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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


San Antonio, Texas
August 13, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months and six months ended June 30, 1996 and 1995. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                       Three Months            Six Months
                                          Ended                  Ended
                                         June 30,               June 30,
                                      1996      1995       1996        1995
Sales and Operating Revenues:
  Refining and Wholesale            $  488.9  $  487.5(1) $ 1,008.2 $  891.3(1)
  Retail                               647.3     387.9(1)   1,209.4    725.2(1)
  Allied Businesses                     95.2     106.6        184.9    211.1
Total Sales and
  Operating Revenues                $1,231.4  $  982.0    $ 2,402.5 $1,827.6

Operating Profit:
  Refining and Wholesale            $  37.1   $   46.1    $    71.1 $   54.6
  Retail                               24.5       12.0         32.0     27.0
  Allied Businesses                     8.1       15.3         18.4     28.4
Total Operating Profit              $  69.7   $   73.4    $   121.5 $  110.0

(1) Reclassified to conform to 1996 presentation, including excise taxes as a component of sales.


Consolidated Results Second Quarter 1996 vs Second Quarter 1995

Sales and operating revenues of $1,231.4 million for the second quarter of 1996 were 25.4% higher than in the same period of 1995, primarily due to the acquisition of National Convenience Stores Incorporated ("NCS") in mid-December 1995 which contributed $222.3 million in sales and operating revenues. Excluding the impact of the NCS acquisition, sales and operating revenues for the second quarter of 1996 increased 2.8% primarily due to a 6.4% and a 3.9% increase in retail gasoline sales prices and volumes, respectively. Partially offsetting these increases was a 10.7% decrease in sales and operating revenues in the Allied Businesses segment, primarily due to a decrease in prices and volumes in the Company's propane/propylene business, reflecting a decrease in demand for polymer grade propylene.

During the second quarter of 1996, the Company had net income of $18.7 million compared to net income of $28.0 million in the 1995 second quarter. The decrease in net income is primarily due to an increase in interest and administrative costs associated with the NCS acquisition, which was partially offset by operating profit contributions from the NCS stores of $7.5 million. In addition, a decrease in demand for polymer grade propylene resulted in lower operating profits in the Company's propane/propylene business. Also contributing to the decrease in operating profit were lower refining margins in the inland markets where the Company sells most of its products. Although positive, the increase in the market value of refinery inventories in the second quarter of 1996 was less than that of the second quarter of 1995, due primarily to crude oil purchase price increases which contributed to the decrease in net income in the second quarter of 1996 compared to 1995. Partially offsetting these decreases was an increase in retail fuel margins, reflecting increased demand in the summer driving season.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At June 30, 1996, inventories of crude oil and refined products of the Refining and Wholesale segment were valued at market values (lower than LIFO cost). Motor fuel products of the Retail segment, and propylene products in the Allied Businesses segment were recorded at their LIFO costs. All other inventories are determined on an average cost method. Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a positive $0.6 million and $7.8 million in the second quarters of 1996 and 1995, respectively.

Consolidated Results First Six Months 1996 vs First Six Months 1995

Sales and operating revenues of $2,402.5 million for the first six months of 1996 were $574.9 million higher than for the same period of 1995, primarily due to the acquisition of NCS in mid-December 1995 which contributed $422.6 million in sales and operating revenues. Excluding the impact of the NCS acquisition, sales and operating revenues for the first six months of 1996 increased 8.3%, primarily due to an 11.6% and an 11.0% increase in wholesale refined product sales volumes and prices, respectively. Also contributing to the increase in sales and operating revenues was a 4.6% and a 4.1% increase in retail gasoline sales volumes and prices, respectively, from the Corner Store retail outlets. Partially offsetting these increases was a 12.4% decrease in sales in the Allied Businesses segment, primarily due to a decrease in polymer grade propylene sales prices and volumes.

During the first six months of 1996, the Company had net income of $25.9 million compared to net income of $33.4 million in the first six months of 1995. The decrease in net income was primarily due to an increase in interest and administrative expenses associated with the NCS acquisition, partially offset by operating profit contributions from the NCS stores of $10.5 million during the first six months of 1996. Also contributing to the decrease in net income was a decrease in operating profit from the Company's propane/propylene and Nitromite fertilizer businesses, reflecting decreased demand for polymer grade propylene and ammonia fertilizer. Although positive, the increase in the market value of refinery inventories during the first six months of 1996 was less than that of the first six months of 1995, due primarily to crude oil purchase price increases during the first half of 1995. This also contributed to the decrease in net income in the first six months of 1996 compared to 1995. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income.
The estimated after tax impact of the change in inventory values was a positive $1.8 million and $9.7 million in the first six months of 1996 and 1995, respectively. Partially offsetting these decreases was an increase in refining margins, reflecting low inventories as the high demand summer driving season approached, and volatile crude prices.

Segment Results Second Quarter 1996 vs Second Quarter 1995

During the second quarter of 1996, the Refining and Wholesale segment had sales and operating revenues of $488.9 million compared to $487.5 million during the second quarter of 1995. Operating profit in the second quarter of 1996 decreased $9.0 million from the second quarter of 1995, primarily due to the fact that the increase in the value of refinery inventories in the second quarter of 1996 was less than that of the second quarter of 1995, due primarily to crude oil purchase price increases during the first half of 1995. Also contributing to the decrease in operating profit were a 4.0% decrease in refinery margins from the same period a year ago, as refining margins declined early in the second quarter and recovered somewhat late in the quarter. Volatile crude oil prices have had a significant impact on refining margins during the second quarter of 1996.

The Retail segment in the second quarter of 1996 reflected a 66.8% increase in sales and operating revenues over the second quarter of 1995, primarily due to the acquisition of NCS and its 661 retail outlets in mid-December 1995. Excluding the impact of the NCS acquisition, sales and operating revenues for the second quarter of 1996 increased 9.6%, primarily due to a 6.4% and a 3.9% increase in retail gasoline sales prices and volumes, respectively. Operating profit in the second quarter of 1996 was $24.5 million compared to $12.0 million in the second quarter of 1995. The increase in operating profit was primarily due to a $7.5 million contribution from the NCS stores and an 8.3% increase in retail fuel margins reflecting increase demand.

During the second quarter of 1996, the Allied Businesses segment reflected a decrease in sales and operating revenues of 10.7% as compared to the second quarter of 1995, primarily due to a decrease in the Company's propane/propylene business. Partially offsetting this decrease in sales and operating revenues was a 13.2% increase from the Company's natural gas liquids marketing business, reflecting a 10.8% increase and a 2.1% decrease in natural gas liquids sales prices and volumes, respectively. Operating profits were $8.1 million for the second quarter of 1996 compared to $15.3 million in the second quarter of 1995. The decrease in operating profit was primarily due to a decrease in demand for polymer grade propylene in the Company's propane/propylene business.

Segment Results First Six Months 1996 vs First Six Months 1995

Sales and operating revenues from the Refining and Wholesale segment were $1,008.2 million in the first six months of 1996 compared to $891.3 million during the first six months of 1995. The increase in sales and operating revenues was primarily due to an 11.6% and an 11.0% increase in wholesale refined product sales volumes and prices, respectively. Operating profit in the first six months of 1996 was $71.1 million compared to $54.6 million in the first six months of 1995. The increase in operating profit was primarily due to a 17.7% increase in refinery margins from the same period a year ago. Refinery margins increased significantly late in the first quarter of 1996 but decreased somewhat in the second quarter, as volatile and rising crude oil prices have had a significant impact on refining margins during the first six months of 1996. Impacting this increase was the fact that refinery inventories in the first six months of 1996 increased in value by an amount less than the amount of increase experienced in the first six months of 1995.

The Retail segment results for the first six months of 1996 reflected a 66.8% increase in sales and operating revenues, primarily due to the acquisition of NCS in mid-December 1995 which contributed $422.6 million in sales and operating revenues. Excluding the impact of the NCS acquisition, sales and operating revenues for the first six months of 1996 increased 8.5%, primarily due to a 4.6% and a 4.1% increase in retail gasoline sales volumes and prices, respectively. Also contributing to the increase in sales and operating revenues was a 7.6% increase in Corner Store merchandise sales. Operating profit in the first six months of 1996 was $32.0 million compared to $27.0 million in the first six months of 1995. Operating profit increased primarily due to increased retail gasoline sales volumes and prices, and a 146.1% increase in merchandise sales, reflecting the contributions from the NCS acquisition. Partially offsetting these increases was an 8.0% decrease in retail fuel margins compared to the first six months of 1995 as the retail segment was unable to completely recoup the rising wholesale fuel costs resulting from higher crude prices compared to the same period a year ago.

The Allied Businesses segment results reflected a decrease in sales and operating revenues of 12.4% to $184.9 million in the first six months of 1996 as compared to the same period in 1995. This decrease was primarily due to a decrease in sales in the Company's propane/propylene business, reflecting decreased sales volumes and prices attributable to reduced demand for polymer grade propylene. Partially offsetting this decrease in sales and operating revenues was a 6.7% increase from the Company's natural gas liquids marketing business, reflecting a 13.9% increase and a 6.4% decrease in natural gas liquids sales prices and volumes, respectively. Operating profits were $18.4 million for the first six months of 1996 compared to $28.4 million in 1995. Operating profits decreased primarily due to a $7.2 million and a $1.8 million decrease in operating profit from the Company's propane/propylene and Nitromite ammonia fertilizer businesses, respectively, reflecting decreased demand for polymer grade propylene and ammonia fertilizer.

Outlook

Although refining margins were under pressure in the second quarter, industry fundamentals remain strong. U.S. gasoline inventories continue to trend downward and gasoline demand is expected to rise because of the increase speed limit and the continued demand for sport/utility vehicles and a growing economy.

U.S. distillate demand for 1996 is at historically high levels due to both the cold winter and the increase in the use of on-highway diesel. Distillate inventories usually build significantly during the summer months but this has not been the case in 1996. In fact, distillate inventories are at historically low levels. Assuming the US experiences normal weather patterns this winter, distillate margins should be good.

Refinery utilization rates remain high. Conversion capacity is expected to grow but at a more moderate rate than the last several years due to the decline in capital expenditures for the industry.

There is still concern about volatile crude prices. The impact of Iraqi crude on the market and the effect it will have on the price is unclear at this time.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the six months ended June 30, 1996, cash provided by operations was $47.7 million, compared with $41.5 million in the same period of 1995.

Working capital at June 30, 1996 was up $58.8 million from December 31, 1995, and consisted of current assets of $634.3 million and current liabilities of $410.1 million, or a current ratio of 1.5. At December 31, 1995, current assets were $654.9 million and current liabilities were $489.5 million, or a current ratio of 1.3. The increase in working capital was primarily due to a 19.2% and a 24.9% decrease in accounts payable and accrued liabilities, respectively.
The decrease in current liabilities was partially offset by a 15.8% decrease in inventories. The decrease in accounts payable reflected the payment in the first quarter of 1996 for the additional crude oil purchased in December 1995 and the return to lower crude oil inventory levels. In addition, receivables increased during the first six months of 1996, primarily due to increased refined product sales prices and volumes.

Capital Expenditures

In recent years, capital expenditures have related to a variety of projects designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, acquisitions, and pursue new ventures in related businesses.

Although the Company intends to continue to pursue acquisition and other capital investment opportunities when those opportunities become available, the Company's near-term objective is to reduce its total debt by approximately $200.0 million over the next two years primarily through cash flow generated from operations and the sale of non-strategic assets. In addition, the Company has reduced its capital expenditure budget compared to recent years so that revised capital spending plans are approximately $160.0 million in 1996 and, while the Company's 1997 capital budget has not been finalized, approximately $140.0 million in 1997. Capital spending plans allow for the rebranding and integration of the NCS stores into the Company's systems as well as the construction of additional retail stores principally in Arizona. The Company expects to rebrand the NCS gasoline retail outlets at a rate of about 100 outlets per month with completion in September 1996. This rebranding and integration program includes signage on the street and at the pump, and upgraded security, computerization, and store interiors.

Expansion and upgrading projects begun in 1995 at the Company's Three Rivers refinery will be completed in 1996. These projects are expected to increase the capacity of the refinery from 75,000 to 85,000 barrels per day and will allow heavy oils to be upgraded to higher value refined products. The projects are scheduled for completion in the third quarter of 1996.

In addition, expenditures continue at Three Rivers on the previously announced benzene, toluene, and xylene ("BTX") extraction unit, which will produce high value petrochemical feedstocks. Once completed in 1997, the BTX unit will give the Company the flexibility to shift certain components out of the gasoline pool into more attractively priced petrochemical feedstocks. Finally, the 1996 capital budget also includes construction of a second 730 million pound per year propylene splitter at Mont Belvieu with completion scheduled for the third quarter of 1996.

The Company's capital and investment expenditures during the first six months of 1996 were $90.0 million. The Company's capital expenditures were $123.0 million during the first six months of 1995, including a non-cash investment of $12.0 million for the Corpus Christi crude oil terminal acquired under an installment purchase arrangement.

The Company anticipates to continue consolidation in the businesses in which it operates. The Company expects from time to time to consider acquisition and other investment opportunities in the Company's core refining and marketing businesses and in the downstream petrochemicals area as opportunities may arise.

Although it is presently the Company's goal to reduce debt in 1996, if its assumptions regarding operating results or capital requirements change, the Company believes that it has adequate financial flexibility through its bank credit, bank money market, commercial paper facilities, and access to the capital markets to refinance existing debt or otherwise meet its financial requirements.

In June 1996, the Company issued $100.0 million in 7.65% debentures due July 1, 2026. The proceeds from the issuance of the debentures were used to re-pay outstanding short term debt.

In June 1996, the Company completed the sale of seven non-strategic outlets and is in the process of completing the sale of an additional 72 non-strategic retail outlets. In addition, the Company opened 10 retail outlets and closed 12 marginal retail outlets during the first six months of 1996. Two of the newly opened outlets were leased by the Company under a pre-existing long-term lease arrangement.

Regulatory Matters

It is expected that rules and regulations implementing the federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation, rules or regulations will be enacted in the future or how existing or future laws, rules or regulations will be administered or enforced with respect to products or activities of the Company. However, while the Company does not have any major capital programs underway designed to satisfy these requirements compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment.

PART II.  OTHER INFORMATION

Item 3. Legal Proceedings

Three Rivers Refinery

In the fourth quarter of 1994, the Texas Natural Resource Conservation Commission ("TNRCC") conducted an inspection of the Company's Three Rivers Refinery, as a result of which the Company received a Notice of Violation ("NOV"). The Company and the TNRCC have negotiated an agreed enforcement order pertaining to the NOV which includes a fine of $74,160 with $22,248 being deferred. The Three Rivers agreed order became effective May 17, 1996.

Item 4. Submission of Matters to Vote of Security Holders

     The Company's 1996 Annual Meeting of Stockholders was held on May 7, 1996 in San Antonio, Texas. At that meeting, the Company's Stockholders elected three directors to serve three year terms expiring in 1999 and ratified the appointment of Price Waterhouse LLP to serve as independent accountants for the Company and its subsidiaries for 1996.

     The number of votes cast for, against, or withheld, as the number of abstentions as to each matter, is set forth below:

                       Election of Directors

       Name              Total Votes For        Total Votes Withheld


B. Charles Ames             26,669,561                 253,062
Lauro F. Cavazos, Ph.D.     26,683,464                 239,164
Roger R. Hemminghaus        26,682,452                 240,176

Ratification of Appointment of Independent Accountants

        For                    Against                 Abstain

      26,650,083               75,519                  197,026

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Fourth Amendment to Agreement for Ground Lease between Brazos River Leasing, L.P. and Diamond Shamrock Refining and Marketing Company, dated as of April 23, 1996.

10.2 Fourth Amendment to Agreement for Facilities Lease between
     Brazos River Leasing, L.P. and Diamond Shamrock Refining and
     Marketing Company dated as of April 23, 1996.

15.1 Independent Accountants' Awareness Letter

27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company in the second quarter of 1996 on June 20.

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


August 13, 1996




w3188.tw