Form 10-K/A
period 1995-12-31
DIAMOND SHAMROCK INC
filed 1996-10-01
CIK 810316

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                          ___________________

                               Form 10-K/A

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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1996 was approximately $908,280,319

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

     The completion of certain debottlenecking projects at the McKee Refinery during 1993, 1994, and 1995 increased its crude oil throughput capacity to approximately 140,000 barrels per day. Other projects at the refinery in recent years permit it to meet various federally mandated fuel specifications. Preparations were completed at the McKee Refinery during 1994 for the production of reformulated gasoline ("RFG") for the Dallas/Fort Worth market, and production of RFG commenced in November 1994. RFG production was made more cost-effective in mid-1995 when a new tertiary amylmethyl ether ("TAME") unit
was completed at the refinery.   In addition to RFG
production, the McKee Refinery supplies oxygenated fuel during the winter months to the El Paso, Denver, and Albuquerque markets. Most of the oxygenated fuel manufactured at McKee, other than RFG, contains oxygenates obtained from other manufacturers. The McKee plant also manufactures low-sulfur diesel meeting governmental specifications for on-road use, with the aid of a desulfurization unit which was completed in 1993.

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

     As of December 31, 1995, Company-operated retail outlets were located in Texas (1,291), Colorado (128), New Mexico
(49), Louisiana (37), and Arizona (1).  Most of the
Company's stores are modern, attractive, high-volume gasoline outlets. In addition, these outlets sell a wide variety of products such as groceries, health and beauty aids, fast foods, and beverages.

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

October 1, 1996


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


   /s/ W. H. CLARK*
W. H. Clark                        Director


  /s/ WILLIAM L. FISHER*
William L. Fisher                  Director


  /s/ BOB MARBUT*
Bob Marbut                         Director


  /s/ KATHERINE D. ORTEGA*
Katherine D. Ortega                Director


* The undersigned, by signing his name hereto, does hereby sign this report on Form 10-K/A pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the registrant, and contemporaneously filed herewith with the Securities and Exchange Commission


                                   /s/ TODD WALKER
                                   Todd Walker
                                   Attorney-in-Fact


October 1, 1996

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                 FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Diamond Shamrock, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 23, 1996, which includes an explanatory paragraph with respect to the Company's change in its method of accounting for its long-term shared cost liability, which is included as Exhibit 13.3 to this Annual Report on Form 10-K/A also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) hereof. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP



San Antonio, Texas
February 23, 1996

                                      SCHEDULE V

                                DIAMOND SHAMROCK, INC.
                        CONSOLIDATED PROPERTIES AND EQUIPMENT

                         Three Years Ended December 31, 1995
                                (dollars in millions)

                           Refining &   Retail        Allied
                           Wholesale    Marketing    Businesses Other
Total

Balance January 1, 1993   $  838.9  $ 306.7  $ 212.6   $ 33.6 $ 1,391.8
 Additions, at cost          100.1     26.5      4.4      0.8     131.8
 Disposals and transfers      10.1     (6.7)   (34.5)(1) (0.5)    (31.6)

Balance December 31, 1993    949.1    326.5    182.5     33.9   1,492.0
 Additions, at cost           89.3     49.3     22.3      1.2     162.1
 Disposals and transfers     (14.0)    (6.3)     2.0     (0.4)    (18.7)

Balance December 31, 1994  1,024.4    369.5    206.8     34.7   1,635.4
 Additions, at cost          193.0    202.3     21.2      1.5     418.0
  Disposals and transfers     21.1     (9.3)   (24.6)     0.7     (12.1)

Balance December 31, 1995 $1,238.5  $ 562.5  $ 203.4   $ 36.9 $ 2,041.3

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

                                   SCHEDULE VI

                             DIAMOND SHAMROCK, INC.
                      CONSOLIDATED ACCUMULATED DEPRECIATION

                       Three Years Ended December 31, 1995
                              (dollars in millions)

                            Refining & Retail     Allied
                            Wholesale  Marketing  Businesses Other   Total

Balance January 1, 1993      $ 331.1   $ 85.3    $ 66.3     $ 11.5 $494.2
  Additions charged against
    income                      35.1     14.6      11.7        2.9   64.3
  Disposals and transfers        0.7     (3.3)     (3.5)*     (1.5)  (7.6)

Balance December 31, 1993      366.9     96.6      74.5       12.9  550.9
  Additions charged against
    income                      38.3     16.3      13.1        3.2   70.9
  Disposals and transfers       (8.4)    (4.2)      0.3       (0.2) (12.5)

Balance December 31, 1994      396.8    108.7      87.9       15.9  609.3
  Additions charged against
    income                      43.5     20.5      11.4        2.3   77.7
  Disposals and transfers       19.8     (3.7)    (18.9)       0.0   (2.8)
Balance December 31, 1995    $ 460.1  $ 125.5    $ 80.4     $ 18.2 $684.2

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

  4.11         *    Form of Certificate of Designations establishing 5%
                    Cumulative Convertible Preferred Stock (filed as
                    Exhibit 4.7 to the Company's Form S-3 Registration
                    Statement dated August 6, 1993, under Commission File
                    No. 33-67166, and under Commission File No.
                    33-67166, and under Commission File No. 33-67166, and incorporated herein by reference).

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

 10.22         * X  First Amendment to the SERP (Exhibit 10.17 to the Form
                    S-1 for Preferred Stock).

 10.23         * X  Second Amendment to the SERP (Exhibit 10.21 to the
                    1989 Form 10-K).

 10.24         * X  Performance Incentive Plan of the Company (Exhibit
                    10.19 to the Form 10).

 10.25         * X  Excess Benefits Plan of the Company (Exhibit 19.5 to
                    the June 30, 1987 Form 10-Q).

 10.26         * X  1987 Long-Term Incentive Plan of the Company (Annex
                    A-1 to the Company's Form S-8 Registration Statement No.33-15268).

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

 10.72         *X   Diamond Shamrock, Inc. Nonqualified 401(k)Plan (Exhibit
                    4.1 to the Company's Form S-8 Registration Statement
                    No. 33-64645).

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


W4964.TW