Form 10-Q
period 1996-09-30
DIAMOND SHAMROCK INC
filed 1996-11-14
CIK 810316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1996

                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT of 1934

For the transition period from______________ to _______________

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

                        210-641-6800
(Registrant's telephone number, including area code
___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                             (X) YES    ( )NO

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of Common Stock outstanding at October 31, 1996: 29,298,218

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                          DIAMOND SHAMROCK, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             (dollars in millions, except per share data)

                                 Three Months        Nine Months
                                    Ended               Ended
                                 September 30,       September 30,
                                 1996    1995(a)     1996    1995(a)
REVENUES
Sales and operating revenues  $1,236.5  $  941.7  $3,639.1  $2,769.3
Other revenues, net                7.1       4.6      21.6      13.0
                               1,243.6     946.3   3,660.7   2,782.3
COSTS AND EXPENSES
Cost of products sold            777.8     574.4   2,325.3   1,676.3
Operating expenses               164.4     106.3     460.2     304.7
Depreciation and amortization     26.5      19.4      78.2      57.5
Selling and administrative        23.3      21.9      71.3      61.5
Taxes other than income taxes    209.7     205.3     603.1     587.2
Interest                          18.6      11.2      55.0      34.0
                               1,220.3     938.5   3,593.1   2,721.2
Income Before Tax Provision       23.3       7.8      67.6      61.1
Provision for Income Taxes         9.7       2.1      28.1      21.9
Net Income                        13.6       5.7      39.5      39.2
Dividend Requirement
  on Preferred Stock               1.1       1.1       3.2       3.2
Earnings Applicable to
  Common Shares               $   12.5  $    4.6  $   36.3  $   36.0
Primary Earnings
  Per Share                   $   0.43  $   0.16  $   1.23  $   1.24
Fully Diluted Earnings
  Per Share                   $   0.42  $   0.16  $   1.21  $   1.22

Cash Dividends Per Share
  Common                      $   0.14  $   0.14  $   0.42  $   0.42
  Preferred                   $  0.625  $  0.625  $  1.875  $  1.875
Weighted Average Common Shares
  Outstanding (thousands of shares)
    Primary                     29,408    29,130    29,390    29,103
    Fully Diluted               32,699    32,385    32,692    32,376


(a) Reclassified to conform to 1996 presentation, to include excise taxes as a component of sales: Excise taxes for the three months ended September 30, 1996-$197.3 million; 1995-$195.4 million, and for the nine months ended September 30, 1996-$568.9 million; 1995-$556.6 million. (See Note 2)

See accompanying Notes to Consolidated Financial Statements.

                          DIAMOND SHAMROCK, INC.
                       CONSOLIDATED BALANCE SHEET
                  (dollars in millions, except per share data)

                                         September 30,   December 31,
                                            1996            1995
                                         (Unaudited)
                             ASSETS
Current Assets
  Cash and cash equivalents               $    49.5      $   48.6
  Receivables, less doubtful receivables
    of $7.2; $7.1 in 1995                     222.4          213.0
  Inventories
    Finished products                         196.8          204.1
    Raw materials                              95.8          137.4
    Supplies                                   33.8           34.5
                                              326.4          376.0
  Prepaid expenses and other current assets    12.5           17.3
    Total Current Assets                      610.8          654.9
Properties and Equipment, less accumulated
  depreciation of $748.2; $684.2 in 1995    1,405.8        1,357.1
Excess of Cost over Acquired Net Assets,
  less accumulated amortization
    of $6.0; $0.3 in 1995                     154.1          160.1
Deferred Charges and Other Assets              70.1           73.3
                                          $ 2,240.8      $ 2,245.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Long-term debt payable within one year  $     4.5      $     7.2
  Accounts payable                            179.9          274.3
  Accrued taxes                                73.9           71.0
  Other accrued liabilities                   123.5          137.0
    Total Current Liabilities                 381.8          489.5
Long-term Debt                              1,014.2          957.5
Deferred Income Taxes                          67.6           58.6
Other Liabilities and Deferred Credits        118.7          115.1
Stockholders' Equity
  Preferred Stock, $.01 par value
    Authorized shares - 25,000,000
    Issued and Outstanding shares - 1,725,000;
      1,725,000 in 1995                         0.0            0.0
  Common Stock, $.01 par value
    Authorized shares - 75,000,000
    Issued shares - 29,302,321; 29,035,853
      in 1995
    Outstanding shares - 29,302,321; 28,994,715
      in 1995                                   0.3            0.3
  Paid-in Capital                             457.4          447.8
  ESOP Stock and Stock Held in Treasury       (34.4)         (37.4)
  Retained Earnings                           235.2          214.0
    Total Stockholders' Equity                658.5          624.7
                                          $ 2,240.8      $ 2,245.4

See accompanying Notes to Consolidated Financial Statements.

                        DIAMOND SHAMROCK, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                         (dollars in millions)

                                                      Nine Months Ended
                                                          September 30,
                                                        1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  39.5   $  39.2
  Adjustments to arrive at net cash provided
   by operating activities:
    Depreciation and amortization                        78.2      57.5
    Deferred income taxes                                12.2       4.0
    Loss on sale of properties and equipment              0.2       1.0
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable         (9.4)     29.0
      Decrease (increase) in inventories                 49.6      29.9
      Decrease (increase) in prepaid expenses             4.8      (6.1)
      Increase (decrease) in accounts payable           (97.1)    (56.2)
      Increase (decrease) in taxes payable                4.6      (5.6)
      Increase (decrease) in accrued liabilities        (13.5)    (14.7)
    Other, net                                            4.7      14.1
NET CASH PROVIDED BY OPERATING ACTIVITIES                73.8      92.1

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties and equipment        21.0       0.7
  Purchase of properties and equipment                 (135.8)   (171.6)
  Expenditures for investments                           (4.3)     (2.1)
NET CASH (USED IN) INVESTING ACTIVITIES                (119.1)   (173.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in long-term debt                           294.0     312.7
  Repayments of long-term debt                         (237.3)   (214.5)
  Payments of long-term liability                        (2.1)     (8.2)
  Funds received from ESOP                                2.1       2.8
  Sale of Common Stock                                    6.1       0.2
  Sale of Common Stock held in treasury                   1.0       0.3
  Dividends paid                                        (15.5)    (15.4)
  Other, net                                             (2.1)        -
NET CASH PROVIDED BY FINANCING ACTIVITIES                46.2      77.9
Net increase (decrease) in cash and cash equivalents      0.9      (3.0)
Cash and cash equivalents at beginning of period         48.6      27.4
Cash and cash equivalents at end of period            $  49.5   $  24.4

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

See accompanying Notes to Consolidated Financial Statements.

                          DIAMOND SHAMROCK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  Financial Statements

The consolidated financial statements as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of Diamond Shamrock, Inc. (the "Company"), all adjustments (consisting only of normal accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the date and for the periods indicated have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K/A (filed on October 1, 1996, the "1995 Form 10K").

With respect to the unaudited consolidated financial information of the Company as of September 30, 1996, and for the three months and nine months ended September 30, 1996 and 1995, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing herein. Such a report is not a "report" or "part of a Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

2.  Classification of Excise Taxes

Beginning in 1996, the Company includes federal excise taxes and state motor fuel taxes in Sales and operating revenues and in Costs and expenses for financial reporting purposes. The results of operations for the three months and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation. The amount of such taxes for the three months ended September 30, 1996 and 1995, is $197.3 million and $195.4, respectively. The amount of such taxes for the nine months ended September 30, 1996 and 1995, is $568.9 million and $556.6, respectively. Neither operating profits nor net income are affected by the reclassification of such taxes.

3.  Acquisition

On December 14, 1995, the Company completed the acquisition of National Convenience Stores Incorporated ("NCS") (see footnote 4 of the 1995 Form 10-K). The acquisition was accounted for under the purchase method. Consequently, the operating results of NCS are included in the third quarter and first nine months Consolidated Statement of Income and the Consolidated Statement of Cash Flows for 1996, but not for 1995. The amount of NCS sales included in the 1996 third quarter and first nine months Consolidated Statement of Operations is $253.3 million and $643.3 million, respectively.

4.  Inventories

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method. At September 30, 1996, current costs exceeded the LIFO cost of inventories by $12.6 million. At December 31, 1995 current costs were lower than LIFO cost by $16.0 million. Costs of all other inventories are determined on an average cost method.

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

6.  Commitments and Contingencies

In connection with the 1987 Spin-off from Maxus Energy Corporation ("Maxus"), the Company agreed to assume a share of certain liabilities of Maxus' businesses discontinued or disposed of prior to the Spin-off date (see Note 17 of the 1995 Form 10-K). The Company's total liability for such shared costs is limited to $85.0 million. The Company has reimbursed Maxus for a total of $82.2 million as of September 30, 1996, including $7.3 million paid during the nine months ended September 30, 1996. See Note 3 of the 1995 Form 10-K for a discussion of the change in the method of accounting for the liability.

7.  Merger

On September 23, 1996, the Company announced that it had entered into a definitive merger agreement pursuant to which it would merge with and into Ultramar Corporation. The agreement provides that, upon closing, the holders of the Company's common stock will receive 1.02 shares of Ultramar common stock for each share of the Company's common stock held. The transaction is expected to be recorded as a "pooling of interests" and the name of the combined company will be Ultramar Diamond Shamrock Corporation. The merger is is expected to occur on December 3, 1996.


                   REVIEW BY INDEPENDENT ACCOUNTANTS

With respect to the unaudited consolidated financial information of the Company as of September 30, 1996 and the three months and nine months ended September 30, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 13, 1996, appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.
Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part of a Registration Statement" prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Diamond Shamrock, Inc.

We have reviewed the consolidated interim financial information included in the Report on Form 10-Q of Diamond Shamrock, Inc. (the "Company") and its subsidiaries as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995. This financial information is the responsibility of the management of Diamond Shamrock, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 1996, except as to the last paragraph of Note 2 (which describes the Company's reclassification of excise and motor fuel taxes), for which our report is dated as of September 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICE WATERHOUSE LLP

    PRICE WATERHOUSE LLP


    San Antonio, Texas
    November 13, 1996
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

On September 23, 1996, the Company announced that it had entered into a definitive merger agreement pursuant to which it would merge with and into Ultramar Corporation. The agreement provides that, upon closing, the holders of the Company's common stock will receive 1.02 shares of Ultramar common stock for each share of the Company's common stock held. The transaction is expected to be recorded as a "pooling of interests" and the name of the combined company will be Ultramar Diamond Shamrock Corporation. The merger is pending and is expected to occur on December 3, 1996.

Results of Operations

The following are the Company's sales and operating revenues and operating profit for the three months and nine months ended September 30, 1996 and 1995. Business segment operating profit is sales and operating revenues less applicable segment operating expense. In determining the operating profit of the three business segments, neither interest expense nor administrative expenses are included.

                                   Three Months         Nine Months
                                      Ended                Ended
                                  September 30,        September 30,
                                  1996      1995       1996      1995
Sales and Operating Revenues:
  Refining and Wholesale       $  503.6  $  467.8(1) $ 1,511.9 $1,359.1(1)
  Retail                          619.9     389.9(1)   1,829.4  1,115.0(1)
  Allied Businesses               113.0      84.0        297.8    295.2
Total Sales and
  Operating Revenues           $1,236.5  $  941.7    $ 3,639.1 $2,769.3

Operating Profit:
  Refining and Wholesale       $   38.4  $    5.9    $   109.6 $   60.5
  Retail                           16.6      19.8         48.6     46.8
  Allied Businesses                 7.2      11.2         25.5     39.6
Total Operating Profit         $   62.2  $   36.9    $   183.7 $  146.9

(1) Reclassified to conform to 1996 presentation, including excise taxes as a component of sales.

Consolidated Results Third Quarter 1996 vs Third Quarter 1995

Sales and operating revenues of $1,236.5 million for the third quarter of 1996 were 31.3% higher than in the same period of 1995, primarily due to the acquisition of National Convenience Stores Incorporated ("NCS") in mid-December 1995 which contributed $253.3 million in sales and operating revenues for the quarter. Excluding the impact of the NCS acquisition, sales and operating revenues for the third quarter of 1996 increased 4.4% primarily due to a 17.5% and an 8.4% increase in refined product sales prices and volumes, respectively, in the Refining and Wholesale segment. In addition, sales and operating revenues increased 34.5% in the Allied Businesses segment, primarily due to a 33.4% and a 13.6% increase in natural gas liquids prices and volumes, respectively, and an 86.6% increase in polymer grade propylene sales volumes due to increased demand.

During the third quarter of 1996, the Company had net income of $13.6 million compared to net income of $5.7 million in the 1995 third quarter. The increase in net income is primarily due to a 25.2% increase in refining margins. An increase in the market value of refinery inventories due primarily to crude oil price increases in the third quarter of 1996 also had a positive impact on net income. Fluctuations in the market value of refinery inventories had the opposite impact on the third quarter 1995 net income. Partially offsetting these increases were lower operating profits in the Company's propane/propylene business.

Inventories are valued at the lower of cost or market with cost determined primarily under the Last-in, First-out (LIFO) method.
At September 30, 1996, current costs exceeded the LIFO cost of inventories by $12.6 million. At December 31, 1995 current costs were lower than LIFO cost by $16.0 million. Costs of all other inventories are determined on an average cost method. Estimating the financial impact of changes in the valuation of refinery inventories due to such inventories being valued at market is difficult because of the number of variables that must be considered. For operating purposes, management attempts to estimate the impact of changes in valuation of refinery inventories on net income. The estimated after tax change in inventory values was a positive $4.0 million and negative $6.8 million in the third quarters of 1996 and 1995, respectively.

Consolidated Results First Nine Months 1996 vs First Nine Months
1995

Sales and operating revenues of $3,639.1 million for the first nine months of 1996 were $869.8 million higher than for the same period of 1995, primarily due to the acquisition of NCS in mid-December 1995 which contributed $643.3 million in sales and operating revenues for the period. Excluding the impact of the NCS acquisition, sales and operating revenues for the first nine months of 1996 increased 8.2%, primarily due to a 13.6% and a 10.6% increase in wholesale refined product sales prices and volumes, respectively, in the Refining and Wholesale segment. Also contributing to the increase in sales and operating revenues was a 4.9% and a 2.0% increase in retail gasoline sales prices and volumes, respectively, from the Corner Store retail outlets.

During the first nine months of 1996, the Company had net income of $39.5 million compared to net income of $39.2 million in the first nine months of 1995. An increase in refinery margins during the first nine months was offset by a decrease in demand for polymer grade propylene and ammonia fertilizer in the Company's Allied Businesses. An increase in the value of refinery inventories due primarily to crude oil price increases in the first nine months of 1996 also had a positive impact on net income. The estimated after tax impact of the change in inventory values was a positive $6.0 million and $2.9 million in the first nine months of 1996 and 1995, respectively.

Segment Results Third Quarter 1996 vs Third Quarter 1995

During the third quarter of 1996, the Refining and Wholesale segment had sales and operating revenues of $503.6 million compared to $467.8 million during the third quarter of 1995. Sales and operating revenues increased primarily due to an increase in refined product prices and volumes. Operating profit in the third quarter of 1996 increased $32.5 million from the third quarter of 1995, primarily due to a 25.2% increase in refinery margins from the same period a year ago. An increase in the value of refinery inventories due primarily to crude oil price increases in the third quarter of 1996 also had a positive impact on net income.

The Retail segment in the third quarter of 1996 reflected a 59.0% increase in sales and operating revenues over the third quarter of 1995, primarily due to the acquisition of NCS and its 661 retail outlets in mid-December 1995. Excluding the impact of the NCS acquisition, sales and operating revenues for the third quarter of 1996 increased 2.4%, primarily due to a 6.4% increase in retail gasoline sales prices. Operating profit in the third quarter of 1996 was $16.6 million compared to $19.8 million in the third quarter of 1995. The decrease in operating profit was primarily due to an 10.7% decrease in retail fuel margins, partially offset by a 2.3% increase in merchandise margins compared to the third quarter of 1995.

During the third quarter of 1996, the Allied Businesses segment reflected an increase in sales and operating revenues of 34.5% as compared to the third quarter of 1995. This increase was primarily due to a 51.5% increase in sales and operating revenues from the Company's natural gas liquids marketing business, reflecting a 33.4% and a 13.6% increase in natural gas liquids sales prices and volumes, respectively. Also contributing to this increase was a 62.0% increase in sales and operating revenues from the Company's propane/propylene business, reflecting increased demand compared to the third quarter of 1995. Operating profits were $7.2 million for the third quarter of 1996 compared to $11.2 million in the third quarter of 1995. Operating profits decreased primarily due to a decrease in margins in the Company's propane/propylene business, and decreased demand for ammonia fertilizer compared to the third quarter of 1995.

Segment Results First Nine Months 1996 vs First Nine Months 1995

Sales and operating revenues from the Refining and Wholesale segment were $1,511.9 million in the first nine months of 1996 compared to $1,359.1 million during the first nine months of 1995. The increase in sales and operating revenues was primarily due to a 13.6% and a 10.6% increase in wholesale refined product sales prices and volumes, respectively. Operating profit in the first nine months of 1996 was $109.6 million compared to $60.5 million in the first nine months of 1995. The increase in operating profit was primarily due to a 19.2% increase in refinery margins from the same period a year ago. Refinery margins increased significantly late in the first quarter of 1996, decreased somewhat in the second quarter and increased again late in the third quarter, as volatile and rising crude oil prices continued to have a significant impact on refining margins during the first nine months of 1996.

The Retail segment results for the first nine months of 1996 reflected a 64.1% increase in sales and operating revenues, primarily due to the acquisition of NCS in mid-December 1995 which has contributed $643.3 million in sales and operating revenues for the period. Excluding the impact of the NCS acquisition, sales and operating revenues for the first nine months of 1996 increased 6.4%, primarily due to a 4.9% and a 2.0% increase in retail gasoline sales prices and volumes, respectively. Also contributing to the increase in sales and operating revenues was a 4.8% increase in Corner Store merchandise sales. Operating profit in the first nine months of 1996 was $48.6 million compared to $46.8 million in the first nine months of 1995. Operating profit increased primarily due to increased retail gasoline sales volumes and prices, and a 139.1% increase in merchandise sales, reflecting the contributions from the NCS acquisition. Partially offsetting these increases was an 11.4% decrease in retail fuel margins compared to the first nine months of 1995 as the retail segment was unable to completely recoup the rising wholesale fuel costs resulting from higher crude prices compared to the same period a year ago.

The Allied Businesses segment results reflected an increase in sales and operating revenues of 0.9% to $297.8 million in the first nine months of 1996 as compared to the same period in 1995. This increase was primarily due to a 19.7% increase in sales in the Company's natural gas liquids business, reflecting a 20.0% increase in natural gas liquids sales prices. Partially offsetting this increase in sales and operating revenues was a 10.9% decrease in sales and operating revenues for the Company's propane/propylene business, reflecting decreased sales prices attributable to reduced demand for polymer grade propylene. Operating profits were $25.5 million for the first nine months of 1996 compared to $39.6 million in 1995. Operating profits decreased primarily due to a $9.3 million and a $3.9 million decrease in operating profit from the Company's propane/propylene and ammonia fertilizer businesses, respectively, reflecting decreased demand for polymer grade propylene and ammonia fertilizer.

Outlook

Although refining margins were under pressure in the third quarter, industry fundamentals remain strong. U.S. gasoline inventories continue to trend downward and gasoline demand is expected to rise with the growing economy.

U.S. distillate demand for 1996 is at historically high levels due to both the cold winter and the increase in the use of on-highway diesel. Distillate inventories usually build significantly during the summer months, but this has not been the case in 1996. In fact, distillate inventories are at historically low levels, although recent reports have shown increases in domestic distillate inventories.

Refinery utilization rates remain high. Conversion capacity is expected to grow, but at a more moderate rate than the last several years due to the decline in capital expenditures for the industry.

There is still concern about the volatility of crude prices. The impact of Iraqi crude entering the market and the effect it will have on the price of crude remains unclear at this time.

Liquidity and Capital Resources

Cash Flow and Working Capital

For the nine months ended September 30, 1996, cash provided by operations was $73.8 million, compared with $92.1 million in the same period of 1995.

Working capital at September 30, 1996 was up $63.6 million from December 31, 1995, and consisted of current assets of $610.8 million and current liabilities of $381.8 million, or a current ratio of 1.6. At December 31, 1995, current assets were $654.9 million and current liabilities were $489.5 million, or a current ratio of 1.3. The increase in working capital was primarily due to a 34.4% and a 10.4% decrease in accounts payable and accrued liabilities, respectively. The decrease in current liabilities was partially offset by a 13.2% decrease in inventories. In addition, receivables increased during the first nine months of 1996, primarily due to increased refined product sales prices and volumes.

Capital Expenditures

In recent years, capital expenditures have related to a variety of projects designed to expand and maintain up-to-date refinery facilities, improve terminal and distribution systems, modernize and expand retail outlets, comply with environmental regulatory requirements, acquire businesses, and pursue new ventures in related businesses.

Although the Company intends to continue to pursue acquisitions and other capital investment opportunities as those opportunities arise, the Company's near-term objective is to reduce its total debt to pre-NCS acquisition levels by year end 1997, primarily through cash flow generated from operations and the sale of non-strategic assets. In addition, the Company has reduced its capital expenditure budget compared to recent years so that revised capital spending plans are approximately $160.0 million in 1996 and $140.0 million in 1997 (1997 budget subject to final approval). Capital spending plans include the rebranding and integration of the NCS stores into the Company's systems as well as the construction of additional retail stores, principally in Arizona. The Company has completed the rebranding of the NCS gasoline retail outlets. This rebranding and integration program included signage on the street and at the pump, and upgraded security, computerization, and store interiors.

Expansion and upgrading projects begun in 1995 at the Company's
Three Rivers refinery will be completed in 1996, and include the recently completed heavy gas oil hydrotreater that was put on-stream in the third quarter of 1996. These projects will increase the capacity of the refinery from 75,000 to 85,000 barrels per day and will allow heavy oils to be upgraded to higher value refined products.

In addition, expenditures continue at Three Rivers on the previously announced benzene, toluene, and xylene ("BTX") extraction unit, which will produce high value petrochemical feedstocks. Once completed in 1997, the BTX unit will give the Company the flexibility to shift certain components out of the gasoline pool into more attractively priced petrochemical feedstocks. Finally, the 1996 capital budget also includes construction of a second 730 million pound per year propylene splitter at Mont Belvieu which was completed in August 1996.

The Company's capital and investment expenditures during the first nine months of 1996 were $139.6 million. The Company's capital expenditures were $183.6 million during the first nine months of 1995, including a non-cash investment of $12.0 million for the Corpus Christi crude oil terminal acquired under an installment purchase arrangement.

The Company anticipates continued consolidation in the industries in which it operates. The Company expects from time to time to consider acquisition and other investment opportunities in the Company's core refining and marketing businesses and in the downstream petrochemicals area as opportunities may arise.

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

In June, July and October 1996, the Company completed the sale of 7, 27, and 43 non-strategic retail outlets, respectively. In addition, the Company opened 14 retail outlets and closed 17 marginal retail outlets during the first nine months of 1996.

Regulatory Matters

It is expected that rules and regulations implementing the federal, state, and local laws relating to health and environmental quality will continue to affect the operations of the Company. The Company cannot predict what health or environmental legislation, rules or regulations will be enacted in the future or how existing or future laws, rules or regulations will be administered or enforced with respect to products or activities of the Company. However, while the Company does not have any major capital programs underway designed to satisfy these requirements, compliance with more stringent laws or regulations, as well as more expansive interpretation of existing laws and their more vigorous enforcement by the regulatory agencies could have an adverse effect on the operations of the Company and could require substantial additional expenditures by the Company, such as for the installation and operation of pollution control systems and equipment.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     On August 21, 1996, the Texas Natural Resources Conservation Commission approved an Agreed Order assessing a $995,000 penalty with a remittance of $596,440 against the Company based on completion of two Supplemental Environmental Projects by the
Company: one providing funding for the City of Dumas to repair and upgrade its wastewater treatment plant with the Company contributing $320,400 to the City for $320,442 in penalty remittance, and the other replacing underground petroleum piping with above ground piping at Three Rivers and McKee, with the Company's pending $1,946,000 for $276,000 in penalty remittance.


Item 2. Changes in Securities

     The Rights Agreement between the Company and Ameritrust Company National Association was amended effective September 22, 1996, to make the Rights outstanding in connection with the Company's common stock inapplicable to the Agreement and Plan of Merger, dated as of September 22, 1996 between Ultramar Corporation and the Company, and inapplicable to the stock option agreement executed in connection with such merger agreement, pursuant to which Ultramar Corporation was granted the right to purchase 5,858,500 shares of the Company's common stock, for the price and under the conditions set out in such option agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits


4.1 Amendment to Rights Agreement between the Company and Ameritrust Company National Association, as described in the Company's filing on Form 8-A/A, filed October 23, 1996 and incorporated herein by reference.

10.1 Agreement and Plan of Merger, dated September 22, 1996, by and among Ultramar Corporation and the Company, filed as Exhibit to the Company's Report on Form 8-K filed on September 25,
      1996 and incorporated herein by reference.

10.2  Supplemental Executive Retirement Plan, as amended through
      July 22, 1996.

10.3  Performance Incentive Plan, as amended through July 22, 1996.

10.4  Form of Disability Benefit Agreement.

10.5  Form of Supplemental Death Benefit Agreement.

10.6 Excess Benefit Plan of the Company, as amended through July 22, 1996.

10.7 Director s Retirement Plan of the Company, as amended through July 22, 1996.

10.8 1987 Long Term Incentive Plan of the Company, as amended through July 22, 1996.

10.9 Diamond Shamrock, Inc. Long-Term Incentive Plan, as amended through August 15, 1996.

15.1  Independent Accountants  Awareness Letter

27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on, September 26, 1996 and October 10, 1996.

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


November 13, 1996


w3502.TW